Form 10-Q
period 1999-09-30
AUTOTRADECENTER COM INC
filed 1999-11-15
CIK 1085537

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: September 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________


                        Commission File Number: 333-78659


                            AUTOTRADECENTER.COM INC.
             (Exact name of registrant as specified in its charter)



            ARIZONA                                             86-0879572
 (State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                             Identification No.)

             8135 EAST BUTHERUS, SUITE 3, SCOTTSDALE, ARIZONA 85260
               (Address of principal executive offices) (Zip Code)

                                 (480) 951-8040
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act or 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
            [ ] Yes             [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    20,985,084 SHARES OF COMMON STOCK, NO PAR VALUE, AS OF SEPTEMBER 30, 1999

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                                      INDEX


PART I.       FINANCIAL INFORMATION
     Item 1.  Financial Statements

              Consolidated Balance Sheets

              Consolidated Statement of Operations

              Consolidated Statement of Cash Flow

              Consolidated Notes to Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

PART II.                   OTHER INFORMATION
     Item 1.  Legal Proceedings

     Item 2.  Changes in Securities and Use of Proceeds

     Item 3.  Defaults Upon Senior Securities

     Item 4.  Submission of Matters to a Vote of Security Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K

PART III.         SIGNATURES

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                                SEPTEMBER 30,
                                                                                    1999              MARCH 31,
                                                                                 (UNAUDITED)             1999
                                                                             -------------------  ------------------
Current assets:
  Cash                                                                        $         367,893    $        297,752
  Accounts receivable - trade                                                         5,953,642           4,971,798
  Accounts receivable - employees and related parties                                   653,250             324,248
  Inventory                                                                           5,191,022           5,028,357
  Prepaid expenses and other                                                            195,887              79,153
                                                                             -------------------  ------------------
    Total current assets                                                             12,361,694          10,701,308
                                                                             -------------------  ------------------

Property and equipment, net                                                             233,124             168,444
                                                                             -------------------  ------------------

Intangible assets, net                                                                2,776,380           2,207,378
                                                                             -------------------  ------------------

    Total assets                                                              $      15,371,198    $     13,077,130
                                                                             ===================  ==================


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable - trade                                                    $       4,894,281    $      4,198,742
  Accounts payable - employees and related parties                                            -             250,251
  Notes payable - related party                                                       5,480,266           1,902,833
  Notes payable - bank                                                                  758,284           1,268,500
  Notes payable - other                                                                 407,920             301,000
  Accrued liabilities                                                                   118,115             269,117
                                                                             -------------------  ------------------
    Total current liabilities                                                        11,658,866           8,190,443
                                                                             -------------------  ------------------

Non-current liabilities:
  Deferred income taxes                                                                   7,010               7,010
  Long-term debt - related party                                                         48,000           1,968,613
                                                                             -------------------  ------------------
    Total non-current liabilities                                                        55,010           1,975,623
                                                                             -------------------  ------------------

Stockholders' equity:
  Convertible  preferred  stock,  Series  B;  $10.00  par  value;
    250,000  shares authorized; 47,000 issued and
    outstanding                                                                         372,037             372,037
  Common stock, no par value; 100,000,000 shares authorized;
    20,985,084 and 20,385,084 shares issued and outstanding
    at September 30, 1999 and March 31, 1999, respectively                            3,614,479           2,664,479
  Retained earnings                                                                    (329,194)           (125,452)
                                                                             -------------------  ------------------
    Total stockholders' equity                                                        3,657,322           2,911,064
                                                                             -------------------  ------------------

    Total liabilities and stockholders' equity                                $      15,371,198    $     13,077,130
                                                                             ===================  ==================

                 See notes to consolidated financial statements.


                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)




                                                    FOR THE THREE MONTHS ENDED              FOR THE SIX MONTHS ENDED
                                                          SEPTEMBER 30,                          SEPTEMBER 30,
                                              -------------------------------------- --------------------------------------
                                                     1999                1998               1999                1998
                                              ------------------  ------------------ ------------------  ------------------

Net sales                                      $     34,353,054    $     22,679,002   $     68,648,490    $     43,746,471
Cost of sales                                        33,116,143          21,706,239         65,570,756          41,954,809
                                              ------------------  ------------------ ------------------  ------------------
  Gross profit                                        1,236,911             972,763          3,077,734           1,791,662
                                              ------------------  ------------------ ------------------  ------------------

Operating expenses:
  Selling                                               710,324             581,422          1,963,218           1,147,979
  General and administrative                            519,824             195,437            863,802             358,812
  Depreciation and amortization                          61,636               7,100            147,887              11,625
                                              ------------------  ------------------ ------------------  ------------------
    Total operating expenses                          1,291,784             783,959          2,974,907           1,518,416
                                              ------------------  ------------------ ------------------  ------------------

Income (loss) from operations                           (54,873)            188,804            102,827             273,246
                                              ------------------  ------------------ ------------------  ------------------

Other income (expense):
  Miscellaneous                                          16,911             (26,824)             42,978               1,486
  Interest expense                                     (263,633)            (95,393)          (455,416)           (153,228)
                                              ------------------  ------------------ ------------------  ------------------
    Total other income (expense) - net                 (246,722)           (122,217)          (412,438)           (151,742)
                                              ------------------  ------------------ ------------------  ------------------

Income (loss) before income taxes                      (301,595)             66,587           (309,611)            121,504

Income tax refund (expense)                              54,987             (33,340)            55,549             (45,179)
Minority interest in loss of subsidiaries                47,330                                 50,320                   -
                                              ------------------  ------------------ ------------------  ------------------

Net income (loss)                              $       (199,278)   $         33,247   $       (203,742)   $         76,325
                                              ==================  ================== ==================  ==================


Basic earnings (loss) per share                $          (0.01)   $           0.00   $          (0.01)   $           0.01
                                              ==================  ================== ==================  ==================

Diluted earnings (loss) per share              $          (0.01)   $           0.00   $          (0.01)   $           0.01
                                              ==================  ================== ==================  ==================






                 See notes to consolidated financial statements.



                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                              FOR THE SIX MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                     --------------------- ---------------------
                                                                             1999                  1998
                                                                     --------------------- ---------------------
Cash flows from operating activities:
  Net income (loss)                                                   $          (203,742)  $            76,325
  Adjustments to reconcile net income to net cash provided
    by operating activities - Depreciation and amortization                       147,887                11,625
  (Increase) decrease in:
    Accounts receivable                                                        (1,310,846)           (1,548,229)
    Inventory                                                                    (162,665)             (766,560)
    Prepaid expenses and other current assets                                    (116,734)              (32,551)
    Increase (decrease) in:
    Accounts payable                                                              445,288               597,135
    Accrued liabilities                                                          (151,002)               59,715
                                                                     --------------------- ---------------------
      Net cash  provided by (used in) operating activities                     (1,351,814)           (1,602,540)
                                                                     --------------------- ---------------------

Cash flows from investing activities:
  Purchase of property and equipment                                              (90,613)              (79,796)
  Sale of property and equipment                                                   59,044                     -
                                                                     --------------------- ---------------------
    Net cash  provided by (used in) investing activities                          (31,569)              (79,796)
                                                                     --------------------- ---------------------

Cash flows from financing activities:
  Proceeds from borrowings                                                     52,970,904             2,893,000
  Repayment of borrowings                                                     (51,717,380)             (870,500)
  Proceeds from issuance of common stock                                          200,000                     -
                                                                     --------------------- ---------------------
    Net cash  provided by financings activities                                 1,453,524             2,022,500
                                                                     --------------------- ---------------------

Net change in cash                                                                 70,141               340,164

Beginning cash balance                                                            297,752                     0
                                                                     --------------------- ---------------------

Ending cash balance                                                   $           367,893   $           340,164
                                                                     ===================== =====================

Supplemental disclosures:
  Interest paid                                                       $           339,887   $           124,311
                                                                     ===================== =====================

Income taxes paid                                                     $                 -   $            44,370
                                                                     ===================== =====================


                 See notes to consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS

                                AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            SEPTEMBER 30, 1999
                                               (UNAUDITED)


UNAUDITED FINANCIAL STATEMENTS

     The unaudited financial statements and related notes to the financial statements presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying financial statements should be read in conjunction with such financial statements and notes thereto.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of operating results for the interim period presented, have been made.


LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt and notes payable consists of the following:

                                                                                   September 30,      March 31,
                                                                                       1999              1999
                                                                                       ----              ----
RELATED PARTY AND AFFILIATES:

   * Notes payable to officer,  12% interest payable monthly,  collateralized by inventory,  due January 15, 1999,  November  17,  1999,  December 22, 1999,
     February 3, 2000 and 30 day renewable  terms,  subordinated  to senior debt
     (see 1.<F1> and 2.<F2> below)                                                $   1,152,000     $      852,000

   * Note payable to officer,  12% interest payable monthly,  collateralized  by
     inventory, due October 1, 1999, subordinated to senior debt                          50,000             50,000

   * Notes payable to an entity  controlled by two officers and directors of the
     Company,  12% interest payable monthly,  collateralized  by inventory,  due
     December 15, 1998,  October 11, 1999,  December 22, 1999,  February 3, 2000
     and 30 day renewable terms, subordinated to senior debt (see 2.<F2> below)        1,267,500            717,500

   * Notes payable to an entity  controlled by two officers and directors of the
     Company,  12% interest payable monthly,  collateralized  by inventory,  due
     February 3, 2000 and 30 day renewable  terms,  subordinated  to senior debt
     (see 2.<F2> below)                                                                  160,000                  0

   * Note payable to a  shareholder  of an entity  acquired by the Company,  12%
     interest, principal and interest payable monthly, due October 1, 2000               314,475            425,000

   * Note  payable to an entity  controlled  by two  officers  of  ANET-NM,  15%
     interest  payable monthly,  due June 30, 2000,  subordinated to senior debt
     (see 3.<F3> below)                                                                  186,616            198,116

   * Note payable to an officer of ANET-NM,  15% interest payable  monthly,  due
     upon 30 days notice, subordinated to senior debt                                    105,909            123,084


   * Note payable to an entity that is a major  shareholder of the Company,  12%
     interest payable monthly, due April 1, 2000 (see 4.<F4> below)                    1,500,000          1,500,246

   * Notes  payable to officers and major  shareholders,  12%  interest  payable
     quarterly, due March 31, 2001, convertible into stock of subsidiary                  48,000              5,500





ITEM 1. FINANCIAL STATEMENTS

                                AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            SEPTEMBER 30, 1999
                                               (UNAUDITED)


                                                                                   September 30,      March 31,
                                                                                       1999              1999
                                                                                       ----              ----
RELATED PARTY AND AFFILIATES:
   * $1,572,000  line of credit to an entity  controlled  by three  officers  of
     ANET-NW,  interest  at prime  plus 6%  (currently  14.25%),  secured by all accounts receivable,  inventory,  and furniture and equipment, due July 14,
     2000                                                                                743,766                  0
                                                                                   -------------     --------------
                                                                                       5,528,266          3,871,446
BANK:

   * $3,000,000  revolving  line of  credit,  1.5% over  prime,  secured  by all
     accounts   receivable,   inventory,   equipment  and  certain  intangibles,
     partially  guaranteed  by three  officers,  due March 31,  2000 (see 5.<F5>
     below)                                                                              758,284          1,268,500
                                                                                   -------------     --------------
                                                                                         758,284          1,268,500
OTHER:

   * Note payable to an unrelated third party, 12% interest payable monthly, due
     November 4, 1999 and 30 day renewable terms                                         207,920                  0

   * Note  payable to an  unrelated  third  party,  12%  interest  payable  upon
     maturity, due September 10, 2000 (see 6.<F6> below)                                 200,000                  0

   * Note payable to an unrelated third party, 12% interest payable monthly, due
     September 22, 1999                                                                        0            301,000
                                                                                   -------------     --------------
                                                                                         407,920            301,000
                                                                                   -------------     --------------

Total long-term debt and notes payable                                                 6,694,470          5,440,946
                                                                                   -------------     --------------

Less current portion of long-term debt and notes payable:
        Related party and affiliates                                                   5,480,266          1,902,833
        Bank                                                                             758,284          1,268,500
        Other                                                                            407,920            301,000
                                                                                   -------------     --------------
        Total current portion of long-term debt and notes payable                      6,646,470          3,472,000
                                                                                   -------------     --------------
Total long-term debt                                                               $      48,000     $    1,968,613
                                                                                   =============     ==============

<F1>
1. A note in the amount of $300,000 is convertible, at the option of note holder, into shares of the Company's common stock at a conversion price of $0.10 per share. The option expires 30 days after the term of the note.
<F2>
2. Various notes maturing during the year were extended by mutual agreement and not paid when they became due.
<F3>
3. The note is convertible at any time into shares of the Company's common stock at the bid price of the common stock at date of conversion.
<F4>
4. The note is convertible, prior to acceptance of payment in full of the outstanding balance, into shares of the Company's common stock at a conversion price of $1.03 per share.
<F5>
5. Subject to the bank's approval, the loan may be increased to the lessor of 85% of the eligible accounts receivable or $3 million. In addition, the loan requires net income and equity limits be met and limits capital expenditures, officers' pay and additional indebtedness.
<F6>
6. The note is convertible, prior to acceptance of payment in full of the outstanding balance, into 30% of the outstanding shares of common stock of BusinessTradeCenter.com Inc. on a fully diluted basis.

     All long-term debt in the amount of $48,000 at September 30, 1999 matures during the year ending March 31, 2001.

ITEM 1. FINANCIAL STATEMENTS

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)



STOCKHOLDERS' EQUITY

     In April 1999, 100,000 options were exercised for 100,000 shares of common stock at $2.00 per share.


BUSINESS ACQUISITIONS

AUTO NETWORK GROUP NORTHWEST, INC.

     On July 20, 1999, the Company acquired Auto Network Group Northwest, Inc., an Oregon corporation, by issuing the shareholders of Auto Network Group Northwest a total of 500,000 shares of restricted common stock valued at $1.50 per share. All shares are held in escrow and are subject to the following events:

1. 83,333 shares are subject to forfeiture if the pre-tax earnings of Auto Network Group Northwest as of March 31, 2000 are less than $30,000. If pre-tax earnings are between $30,000 and $50,000 a pro-rata amount of shares shall be issued and the balance shall be forfeited.

2. 166,667 shares are subject to forfeiture if the pre-tax earnings of Auto Network Group Northwest as of March 31, 2001 are less than $50,000. If pre-tax earnings are between $50,000 and $100,000 a pro-rata amount of shares shall be issued and the balance shall be forfeited.

3. 250,000 shares are subject to forfeiture if the pre-tax earnings of Auto Network Group Northwest as of March 31, 2002 are less than $75,000. If pre-tax earnings are between $75,000 and $150,000 a pro-rata amount of shares shall be issued and the balance shall be forfeited.

     In addition, the former shareholders of Auto Network Group Northwest may earn options to purchase restricted shares of our common stock at the rate of 5 options for every dollar of pre-tax earnings of Auto Network Group Northwest in excess of $30,000 for the period ending March 31, 2000; $100,000 for the year ended March 31, 2001; and, $150,000 for the year ended March 31, 2002. The options are to be exercisable for a period of 3 years from date of grant at the bid price of our common stock as of April 1, 2000, 2001 or 2002, respectively.


RELATED PARTY TRANSACTIONS

     The Company entered into the following loan transactions with related parties as follows:

     * On July 20, 1999, Cascade Funding Group, LLC, an entity owned by three officers of Auto Network Group Northwest, Inc., entered into a line of credit financing with the Company for $1,572,000, prime rate interest plus 6%, interest payable monthly, due July 14, 2000.


     * On August 3, 1999, Pinnacle Financial, an entity owned by two officers and directors, loaned the Company $50,000, 12% interest payable monthly, due February 3, 1999 and 30 day renewable terms.

     * On August 3, 1999, an officer and director loaned the Company $200,000, 12% interest payable monthly, due February 3, 1999 and 30 day renewable terms.

     * On August 13, 1999, MDM Investments, an entity owned by two officers and directors, loaned the Company $160,000, 12% payable monthly, due August 13, 2000 and 30 day renewable terms.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in the forward-looking statements. All period references are for the respective three and six month periods ending September 30, 1998 and 1999.

GENERAL

         The presentation includes a discussion of us with our wholly owned subsidiaries, Auto Network Group of New Mexico, Inc., Pinnacle Dealer Services, Inc., Walden Remarketing Services, Inc., and Auto Network Group Northwest, Inc., and our majority owned subsidiary BusinessTradeCenter.com Inc.

         As a result of the acquisition of our subsidiaries, as further described in the following paragraphs, the trend information should be carefully read and evaluated.

OVERVIEW

         We began operations on September 22, 1997 and completed our first fiscal year on March 31, 1998. During this period of time the founders were involved in the normal activities associated with any start up venture. Management focused its activities on hiring and training personnel, developing accounting and management systems and controls, and expanding our operations into different markets. On June 1, 1998, we opened the office and warehouse facility in Albuquerque, New Mexico. Pinnacle Dealer Services, Inc. was acquired in August 1998. Pinnacle Dealer Services, Inc. provides to our dealer network, through third party financing arrangements, financing for the purchase of vehicles that are purchased by dealers from us. Making financing available to dealers has the effect of increasing sales and cash flow without exposing us to any financing risks. These dealers, who are independent of our company, are obligated to the third party for any financing extended to them. The third party has the risk of making the loans. In January 1999, we announced the development of our Internet site WWW.AUTOTRADECENTER.COM. The site development and technology is owned and operated by our majority owned subsidiary BusinessTradeCenter.com. The start-up costs for the development of the site were not material, since the minority owner of BusinessTradeCenter.com contributed the technology for the site design for its ownership interest. To-date, no revenues have been generated from the operations of this site. On March 31, 1999, we acquired Walden Remarketing Services. On July 20, 1999 we opened the office and warehouse facility in Bend, Oregon. The operations of Walden and the facility in Oregon are included in our discussions for the six-month period ending September 30, 1999.

RESULTS OF OPERATIONS

         For the three months ended September 30, 1999, we reported consolidated sales of $34,353,054, a 51% increase over sales of $22,679,002 for the three months ended September 30, 1998. Sales for the six months ended September 30, 1999 were $68,648,490 as compared to sales of $43,746,471 for the six months ended September 30, 1998, which was a 57% increase. The increase in sales is primarily due to the addition of brokers at our Scottsdale and Albuquerque facilities, who buy and sell vehicles on our behalf. In addition, our acquisition of Auto Network Group Northwest in July 1999 contributed $2,411,100 in sales for the period ending September 30, 1999. The number of vehicles sold for the three months ended September 30, 1999 was 2,436 compared to 1,680 units for the three months ending September 30, 1998. For the six-month periods ending September 30, 1999 and September 30, 1998, unit sales were 4,555 and 2,924, respectively. The average price per vehicle sold has remained relatively constant at approximately $15,000.

         We realized a gross profit margin of 3.6% for the three months ended September 30, 1999 compared to the corresponding gross margin percentage of 4.2% for the same period of the previous year. For the six months ended September 30, 1999 our gross profit margin was 4.5% compared to 4.1% for the corresponding period ending September 30 1998. The decrease in the gross profit percentage for the quarter ending September 30, 1999 was attributable to a downward revaluation of vehicle inventory to market levels. The gross profit for the six-month period ending September 30, 1999 remained at a level

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


greater than the comparable six-month period for the prior year. Management does not anticipate that this gross margin will change significantly in the near term.

         Total operating expenses were $1,291,784 for the three months ending September 30, 1999, and $783,959 for the three months ending September 30, 1998. For the six months periods ending September 30, 1999 and September 30, 1998 operating expenses were $2,974,907 and $1,518,416. The major factor contributing to the increase in the operating expenses for all periods presented is the increase in selling expense, which is primarily commissions paid to brokers. Selling expenses were $710,324 for the three months ending September 30, 1999 and $581,422 for the three months ending September 30, 1998. Correspondingly, the six-month selling expenses for the period ending September 30, 1999 and September 30, 1998 were $1,963,218 and $1,147,979. As a percent of sales, the selling expense decreased to 2.1% for the three months ending September 30, 1999 from 2.5% for the corresponding period of the prior year. This decrease was attributable to the commissions paid to brokers that again resulted from the revaluation of the vehicle inventory since brokers share in any downward adjustments in vehicle values. The general and administrative costs, as a percent of sales, increased to 1.5% and 1.2% for the three and six-months periods ending September 30, 1999 as compared to .9% and .8% for the prior year corresponding periods. The increase in dollars, as well as the relative percentage increases were a direct result of higher costs associated with our web site development, costs associated with our registration process, and costs associated with the hiring and training of personnel.

         We incurred a loss from operations of $54,873 for the three months ending September 30, 1999 compared to income from operations of $188,804 for the three months ending September 30, 1998. For the six months ending September 30, 1999 income from operations was $102,827 and $273,246 for the corresponding six-month period of the prior year.

         Interest expense was $263,633 for the three months ending September 30, 1999 and $95,393 for the three months ending September 30, 1998. For the six months ending September 30, 1999 interest expense was $455,416 compared to $153,228 for the six months ending September 30, 1998. The dollar increase is attributable to the significant increase in the amount of borrowings that increased from $3,235,500 at September 30, 1998 to $6,694,470 at September 30, 1999. The effective annualized rate of interest was approximately 11% for the three and six month periods ending September 30, 1998 and 14% for the periods ending September 30, 1999.

         Pinnacle Dealer Services has not contributed any significant direct operating activity since its inception. However, as of September 30, 1999, it had originated $934,950 of financing for dealers who had purchased cars from us.

ANTICIPATED TRENDS

         Management anticipates that the current level of sales will remain at current levels or marginally increase for the existing operations through the remaining current fiscal year ending March 2000. Sales will increase significantly from current levels if we are successful in our efforts to expand into new markets.

         We do not expect to generate income during the year ending March 31, 2000 and may incur a loss of up to approximately $300,000 or less than $(.02) per share as we continue to incur expenses in the development of our web site, unusual one-time costs associated with our registration process, costs associated with our capital raising efforts, enhancements of our accounting and management information systems, and costs associated with the hiring and training of personnel.

         We estimate that approximately $2 million will be required to fund our expansion into new markets, $1 million for marketing programs, $2 million for the internet development which includes capital expenditures, and $5 million for the cash needs required to support the increase in inventory and accounts receivable that will be generated from the anticipated growth.

         While management anticipates significant growth during the current fiscal year, our ability to grow depends upon our ability to raise the estimated $10 million in capital and debt financing required to fund such growth. We have hired First Security, Van Kasper, an investment banking firm, to assist us in

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


securing either additional equity funds of up to $10 million through a private placement or seeking a strategic partner to assist us in our growth and development. In addition, we continue to have discussions with our debt providers in extending and increasing our credit facilities. Mr. Butterwick stated during his interview with EMERGING COMPANY REPORT that our company was "very close" to obtaining additional capital. Although the statement was correct at the time, we are not currently involved in any formidable negotiations for additional capital. We cannot assure you that we will be able to raise the additional capital or debt financing. If we cannot raise these additional funds, we will not be able to expand our operations, make the acquisitions to expand into new markets, or develop our Internet site. In addition, extensions of existing debt terms must be achieved in order for us to meet obligations as they come due. Failure to extend these terms will force us to reduce our current level of sales that could have a negative impact upon the shareholder value of our common stock.

FLUCTUATIONS IN OPERATING RESULTS

         We have had limited experience to determine if our operations will be subjected to major fluctuations or trends. Historically, the used car market has remained relatively stable as an industry. Industry projections over the next few years indicates there will be an upward trend in used car sales; however, there can be no assurance that our sales will parallel industry projections or that industry projections will materialize.

FINANCIAL CONDITION

         Total assets were $15,371,198 at September 30, 1999, an increase of $2,294,068 from the total assets of $13,077,130 at March 31, 1999. This increase reflects the growth we have experienced through the deployment of the capital and debt raised from outside investors.

         Total liabilities increased from $10,166,066 at March 31, 1999 to a consolidated total of $11,713,876 at September 30, 1999.

         Stockholders' equity increased from $2,911,064 at March 31, 1998 to a consolidated balance of $3,657,322 at September 30, 1999. The increase is attributable to $200,000 of net proceeds from the sale of common stock and $750,000 of goodwill in connection with the acquisition of our Northwest subsidiary. These increases were offset by our six-month loss of $203,742.

LIQUIDITY AND CAPITAL RESOURCES

         We used $1,351,814 of cash to support our operating activities for the six months ended September 30, 1999, as compared to $1,602,540 for the six months ended September 30, 1998. The major components contributing to the use of cash funds for operations for the six months ended September 30, 1999 was the increase in accounts receivable of $1,310,846, inventory of $162,665, additions to prepaid expenses and other current assets of $116,734, and a decrease in accrued liabilities of $151,002. These increases were offset by a corresponding increase in account payable of $445,288. For the period ending September 30, 1998 accounts receivable increased $1,548,229, inventories $766,560, and prepaid expenses and other current assets $32,551. Once again, these increases were offset by an increase in accounts payable of $597,135.

         Our investing activities for the year ended September 30, 1999 and the period ended September 30, 1998 required a use of cash of $31,569 and $79,796, respectively. For the six months ended September 30, 1999, our investing activities were limited to the purchase of property and equipment of $90,613, and sale of property and equipment of $59,044. For the six months ended September 30, 1998 $79,796 was expended for property and equipment.

         We supported the cash needs identified above by receiving cash from net borrowings of $1,253,524 and proceeds from the issuance of common stock of $200,000 for the six months ended September 30, 1999. For the six months ending September 30, 1998, our cash needs were supplied by the net borrowings of $2,022,500.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The model for expansion into other markets and the opening of other facilities requires the independent wholesale broker in the new location to subordinate debt to the funds infused into the operations by us. This provides the new location with additional working capital to expand sales volume. We estimate that the additional debt infusion under this arrangement will be $300,000 to $500,000 for each new location. Each market needs these funds for working capital in the purchase of vehicles and a build up of accounts receivable.

         Effective September 1, 1998, Pinnacle Dealer Services initiated a financing program for dealers who purchase vehicles from us. We intend to improve our cash flows through utilization of this financing program.

         In addition, on March 26, 1999, we obtained a $3,000,000 revolving line of credit with Norwest Business Credit, Inc. that will provide sufficient short-term liquidity and capital to implement our business plan, including providing for the expansion into other markets. The note that evidences this obligation to Norwest Business Credit bears interest at 1.5% over prime and is due on March 31, 2000. The amount outstanding on our revolving line of credit at September 30, 1999 was $758,284. We intend to renegotiate or replace this credit facility within the year.

         All of our debt except for $48,000, in the amount of $6,694,470 at September 30, 1999, matures within the next ten months. Of this amount, $758,284 is due on March 31, 2000 to Norwest Business Credit, $407,920 is due to unrelated third parties and $5,528,266 is due to members of management and other related parties. We anticipate that we will be able to extend the debt due to related parties.

         To address our long-term liquidity needs, we must obtain additional equity financing and/or additional credit facilities that are greater than one year in duration. If we are unable to renegotiate or replace our notes and credit lines and/or we are not successful in our planned equity raising activities, we will be required to reduce the amount of vehicle purchases. If we take this action, it will cause a reduction in our sales that could result in unanticipated losses.

         BusinessTradeCenter only recently commenced operations. It is too early to discuss how it will impact us. However, inquiries, correspondence and dealer registration to be included in the activities created by this Internet site have exceeded management estimates and expectations since its introduction on February 1, 1999. Sales through our Internet site currently account for less than 10% of our revenues.
We cannot assure you that BusinessTradeCenter will be profitable.

         We acquired the Walden Remarketing subsidiary on March 31, 1999. For the six months ending September 30, 1999 Walden Remarketing had a net loss of $43,064. Walden Remarketing has previously maintained profitable operations and we have no reason to believe that positive performance will not be achieved in the future. However, we cannot assure you that Walden Remarketing will be profitable.

YEAR 2000 ISSUES

         We have segregated our discussions of Year 2000 issues into the following categories:

* OUR STATE OF READINESS. We have identified and addressed all year 2000 issues that we believe will have an impact upon our business. All information technology systems that we use directly in our operations are represented by the manufacturers to be Year 2000 compatible. With respect to nontechnical Year 2000 issues, we do not rely upon machinery or equipment that may contain embedded technology, such as microcontrollers, other than in the used vehicles we purchase and sell, mechanical heating and air conditioning equipment relating to our office and warehouse facilities, and our telephone answering system. We have prepared our remediation plan addressing these potential issues that includes the following:

1. All internal technology software systems have been tested, with no indication of Year 2000 transition issues.

2. All technology hardware has been tested with programs specifically designed to test for Year 2000 issues. Replacements have been made where appropriate; the cost of these replacements is included in the costs described below.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


3. We have addressed any issues with respect to used vehicles we purchase or sell.

4. The mechanical and air conditioning systems have not been tested, since they are not critical due to our climate at January 1 in Scottsdale, Arizona. We will perform no advance testing on this issue.

5.   Our telephone system will not be affected.

          We depend upon third parties' technology, such as banks, the Federal Reserve System, and the Internet for the conduct of our business. We have relied upon written assurances from these third parties that they are on schedule to meet their Year 2000 readiness.

* THE COST TO ADDRESS OUR YEAR 2000 ISSUES. We have modified some of our information technology and software at an estimated cost of less than $10,000. The total cost to remedy all of our Year 2000 issues is estimated at $22,000.

* THE RISKS OF OUR YEAR 2000 ISSUES. Our most reasonable likely worst case Year 2000 scenario involves a breakdown in the communication systems in telephone equipment and in accessing the Internet. While we believe this risk in minimal, if it should occur, our anticipated business plan and the use of the Internet beginning January 1, 2000 would be impaired.

* OUR CONTINGENCY PLANS. We have developed a contingency plan addressing numerous potential risks. As stated above in our comments related to our state of readiness, all technological risks have been addressed and resolved. All remaining potential risks have been classified as either inconveniences or catastrophic. All inconveniences will be dealt with as they occur. Barring a major catastrophic breakdown in operations and systems out of our control, such as a complete collapse of the banking and communications systems in the world, we are prepared to make the necessary adjustments without a significant loss. If there is a complete collapse of the banking and communications systems in the world, or if we are unable to adequately resolve any issues that we currently classify as inconveniences, or if any unidentified technological issues become unresolvable in the short run, we will be forced to shut down our operations until these systems become operational.

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings
                  None

         Item 2.  Changes in Securities and Use of Proceeds
                  No change

         Item 3.  Defaults Upon Senior Securities
                  None

         Item 4.  Submission of Matters to a Vote of Security Holders
                  None

         Item 5.  Other Information
                  None

         Item 6.  Exhibits and Reports on Form 8-K

                  a)  Exhibits


   REGULATION
   S-K NUMBER     DOCUMENT
       2.1        Agreement and Plan of Reorganization between Auto Network Group, Inc. and Walden
                  Remarketing Services, Inc.*<F1>
       2.2        Agreement Concerning the Exchange of Common Stock Between AutoTradeCenter.com
                  Inc. and Auto Network Group of Northwest, Inc.*<F1>
       3.1        Articles of Incorporation, as amended*<F1>
       3.2        Bylaws*<F1>
       4.1        Statement Pursuant To Section 10-602 of The Arizona Business Corporation Act of Auto
                  Network USA, Inc. Regarding Series A Preferred Stock*<F1>
       4.2        Statement Pursuant To Section 10-602 of The Arizona Business Corporation Act of Auto
                  Network USA, Inc. Regarding Series B Preferred Stock*<F1>
       4.3        Warrant to Purchase Common Stock Issued to Anthony & Company, Inc.*<F1>
       5.1        Opinion regarding legality*<F1>
      10.1        Stock Option Plan*<F1>
      10.2        Evelyn Felice loan documents*<F1>
      10.3        Mark Moldenhauer loan documents*<F1>
      10.4        Pinnacle Financial Corporation loan documents*<F1>
      10.5        Eastlane Trading Limited loan documents*<F1>
      10.6        Norwest Bank loan documents*<F1>
      10.7        Mike and Debbie Stuart loan documents*<F1>
      10.8        Purchase of Goodwill Agreement with JBS, LLC*<F1>
      10.9        Promissory Notes used for acquisition of Walden Remarketing
                  Services, Inc. *<F1>
      10.10       Consulting Agreement with Dennis E. Hecker dated April 20,
                  1999*<F1>
      10.11       Non-Qualified Stock Option Agreement with Dennis E. Hecker dated April 20, 1999*<F1>
      10.12       Sample "Work for Hire Agreement"*<F1>
      10.13       Agreement with Auction Finance Group, Inc.*<F1>
       27         Financial Data Schedule
------------

<F1>
*Incorporated by reference from the exhibits to the Registration Statement on Form S-1 (File No. 333-
78659.

                  b) Reports on Form 8-K: None.

PART III.  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AUTOTRADECENTER.COM INC.


Date: November 11, 1999

                                    By: /s/ Mike Stuart
                                    Mike Stuart
                                    President


                                    By: /s/ Roger L. Butterwick
                                    Roger L. Butterwick
                                    Chief Financial Officer