Form 10-Q
period 1999-12-31
AUTOTRADECENTER COM INC
filed 2000-02-14
CIK 1085537

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: December 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act or 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ]No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     21,628,599 SHARES OF COMMON STOCK, NO PAR VALUE, AS OF FEBRUARY 9, 2000

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

     Item 5. Other Information

     Item 6. Exhibits and Reports on Form 8-K

PART III. SIGNATURES

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                                                                DECEMBER 31,
                                                                                    1999              MARCH 31,
                                                                                 (UNAUDITED)             1999
                                                                             -------------------  ------------------
Current assets:
  Cash                                                                        $         555,500    $        297,752
  Accounts receivable - trade                                                         4,718,920           4,971,798
  Accounts receivable - employees and related parties                                 1,249,148             324,248
  Inventory                                                                           5,169,212           5,028,357
  Prepaid expenses and other                                                            210,515              79,153
                                                                             -------------------  ------------------
    Total current assets                                                             11,903,295          10,701,308
                                                                             -------------------  ------------------

Property and equipment, net                                                             215,939             168,444
                                                                             -------------------  ------------------

Intangible assets, net                                                                2,703,738           2,207,378
                                                                             -------------------  ------------------

    Total assets                                                              $      14,822,972    $     13,077,130
                                                                             ===================  ==================


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable - trade                                                    $       3,832,760    $      4,198,742
  Accounts payable - employees and related parties                                            -             250,251
  Notes payable - related party                                                       5,412,285           1,902,833
  Notes payable - bank                                                                1,249,025           1,268,500
  Notes payable - other                                                                 407,920             301,000
  Accrued liabilities                                                                   200,369             269,117
                                                                             -------------------  ------------------
    Total current liabilities                                                        11,102,359           8,190,443
                                                                             -------------------  ------------------

Non-current liabilities:
  Deferred income taxes                                                                   7,010               7,010
  Long-term debt - related party                                                         48,000           1,968,613
                                                                             -------------------  ------------------
    Total non-current liabilities                                                        55,010           1,975,623
                                                                             -------------------  ------------------

Stockholders' equity:
  Convertible  preferred  stock,  Series  B;  $10.00  par  value;
    250,000  shares authorized;  47,000 issued,  27,000 and 47,000 shares
    outstanding at December 31,1999 and March 31, 1999 respectively                     213,723             372,037
  Common stock, no par value; 100,000,000 shares authorized;
    21,615,530 and 20,385,084 shares issued and outstanding
    at December 31, 1999 and March 31, 1999, respectively                             4,087,268           2,664,479
  Retained earnings (deficit)                                                          (635,388)           (125,452)
                                                                             -------------------  ------------------
    Total stockholders' equity                                                        3,665,603           2,911,064
                                                                             -------------------  ------------------

    Total liabilities and stockholders' equity                                $      14,822,972    $     13,077,130
                                                                             ===================  ==================

                 See notes to consolidated financial statements.

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                    FOR THE THREE MONTHS                FOR THE NINE MONTHS
                                                            ENDED                              ENDED
                                                        DECEMBER 31,                       DECEMBER 31,
                                              ---------------------------------  ----------------------------------
                                                    1999             1998              1999             1998
                                              ---------------- ----------------  ----------------- ----------------

Net sales                                      $   29,101,990   $   25,853,651    $   97,750,480   $    69,600,122
Cost of sales                                      27,875,322       24,733,935        93,446,078        66,688,744
                                              ---------------- ----------------  ---------------- -----------------
    Gross profit                                    1,226,668        1,119,716         4,304,402         2,911,378
                                              ---------------- ----------------  ---------------- -----------------

Operating expenses:
  Selling                                             810,377          692,052         2,773,595         1,840,031
  General and administrative                          476,279          275,830         1,340,081           634,642
  Depreciation and amortization                        84,728            8,246           232,615            19,871
                                              ---------------- ----------------  ---------------- -----------------
Total operating expenses                            1,371,384          976,128         4,346,291         2,494,544
                                              ---------------- ----------------  ---------------- -----------------

Income (loss) from operations                        (144,716)         143,588           (41,889)          416,834
                                              ---------------- ----------------  ---------------- -----------------

Other income (expense):
  Miscellaneous                                        30,825           35,249            73,803            36,735
  Interest expense                                   (217,253)        (125,185)         (672,669)         (278,413)
                                              ---------------- ----------------  ---------------- -----------------
    Total other income (expense) - net               (186,428)         (89,936)         (598,866)         (241,678)
                                              ---------------- ----------------  ---------------- -----------------

Income (loss) before income taxes                    (331,144)          53,652          (640,755)          175,156

Income tax refund (expense)                               485          (20,564)           56,034           (65,743)
Minority interest in loss of subsidiaries              24,465                             74,785                 -
                                              ---------------- ----------------  ---------------- -----------------

Net income (loss)                              $     (306,194)  $       33,088    $     (509,936)  $       109,413
                                              ================ ================  ================ =================


Basic earnings (loss) per share                $        (0.01)  $          -      $        (0.02)  $          0.01
                                              ================ ================  ================ =================

Diluted earnings (loss) per share              $        (0.01)  $          -      $        (0.02)  $          0.01
                                              ================ ================  ================ =================


                 See notes to consolidated financial statements.

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                              FOR THE NINE MONTHS ENDED
                                                                                    DECEMBER 31,
                                                                     --------------------- ---------------------
                                                                             1999                  1998
                                                                     --------------------- ---------------------
Cash flows from operating activities:
  Net income (loss)                                                   $          (509,936)  $           109,413
  Adjustments to reconcile net income (loss) to net cash provided
    by operating activities - Depreciation and amortization                       232,615                19,871
  (Increase) decrease in:
    Accounts receivable                                                          (672,022)           (2,183,327)
    Inventory                                                                    (140,855)           (2,286,421)
    Prepaid expenses and other current assets                                     (75,328)              (37,937)
    Increase (decrease) in:
    Accounts payable                                                             (616,233)            1,030,156
    Accrued liabilities                                                           (68,748)              189,266
                                                                     --------------------- ---------------------
      Net cash  provided by (used in) operating activities                     (1,850,507)           (3,158,979)
                                                                     --------------------- ---------------------

Cash flows from investing activities:
  Purchase of property and equipment                                             (128,429)             (119,974)
  Sale of property and equipment                                                   45,925                37,038
                                                                     --------------------- ---------------------
      Net cash  provided by (used in) investing activities                        (82,504)              (82,936)
                                                                     --------------------- ---------------------

Cash flows from financing activities:
  Proceeds from borrowings                                                     69,542,515             5,725,259
  Repayment of borrowings                                                     (67,551,756)           (2,720,500)
  Proceeds from issuance of common stock                                          200,000
  Proceeds from issuance of preferred stock                                             -               377,669
                                                                     --------------------- ---------------------
      Net cash  provided by financings activities                               2,190,759             3,382,428
                                                                     --------------------- ---------------------

Net change in cash                                                                257,748               140,513

Beginning cash balance                                                            297,752                     -
                                                                     --------------------- ---------------------

Ending cash balance                                                   $           555,500   $           140,513
                                                                     ===================== =====================
Supplemental disclosures:
  Interest paid                                                       $           672,669   $           278,413
                                                                     ===================== =====================

  Income taxes paid                                                   $             3,000   $            65,370
                                                                     ===================== =====================

  Issuance of common stock for goodwill                               $           749,990   $                 -
                                                                     ===================== =====================

                 See notes to consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (UNAUDITED)


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


LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt and notes payable consists of the following:

                                                                 December 31,                 March 31,
                                                                     1999                        1999
                                                                     ----                        ----
RELATED PARTY AND AFFILIATES:
-----------------------------
  *  Notes  payable  to  officer,   12%  interest
     payable    monthly,     collateralized    by
     inventory,  due January 15,  1999,  November
     17, 1999,  December  22,  1999,  February 3,
     2000   and   30   day    renewable    terms,
     subordinated  to  senior  debt  (see  1.<F1>
     2.<F2> and 7.<F7> below)                                    $ 1,152,000                 $ 852,000
  *  Note   payable  to  officer,   12%  interest
     payable    monthly,     collateralized    by
     inventory, due October 1, 1999, subordinated
     to senior debt (see 2.<F2> below)                                50,000                    50,000
  *  Notes payable to an entity controlled by two
     officers and  directors of the Company,  12%
     interest payable monthly,  collateralized by
     inventory,  due October 30,  1998,  December
     15,  1998,  October 11,  1999,  December 22,
     1999, February 3, 2000, April 1, 2000 and 30
     day renewable terms,  subordinated to senior
     debt (see 2.<F2> and 7.<F7> below)                            2,642,500                   717,500
  *  Note payable to an entity  controlled by two
     officers and  directors of the Company,  12%
     interest payable monthly,  collateralized by
     inventory,  due  May  13,  2000  and  30 day
     renewable terms, subordinated to senior debt                    300,000                         0
  *  Note payable to a  shareholder  of an entity
     acquired  by  the  Company,   12%  interest,
     principal and interest payable monthly,  due
     October 1, 2000                                                       0                   425,000
  *  Note payable to an entity  controlled by two
     officers of ANET-NM,  15%  interest  payable
     monthly, due June 30, 2000,  subordinated to
     senior debt (see 3.<F3> below)                                  174,116                   198,116
  *  Note  payable to an officer of ANET-NM,  15%
     interest  payable  monthly,  June 30,  2000,
     subordinated  to  senior  debt  (see  3.<F3>
     below)                                                          118,409                   123,084
  *  Note  payable  to an entity  that is a major
     shareholder  of the  Company,  12%  interest
     payable  monthly,  due  April 1,  2000  (see
     4.<F4> below)                                                         0                 1,500,246
  *  Notes   payable   to   officers   and  major
     shareholders, 12% interest



ITEM 1. FINANCIAL STATEMENTS

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (UNAUDITED)




                                                                 December 31,                 March 31,
                                                                     1999                        1999
                                                                     ----                        ----
RELATED PARTY AND AFFILIATES:
-----------------------------
     payable  quarterly,   due  March  31,  2001,
     convertible into stock of subsidiary                             48,000                     5,500
   * $1,572,000  line  of  credit  to  an  entity
     controlled  by three  officers  of  ANET-NW,
     interest   at  prime   plus  6%   (currently
     14.25%), secured by all accounts receivable,
     inventory,  and furniture and equipment, due
     July 14, 2000                                                   913,260                         0
   * Notes payable to related party, 15% interest
     payable monthly, due on demand.                                  17,000                         0
   * Note payable to related party,  15% interest
     payable monthly, due on demand.                                  45,000                         0
                                                                   ---------                 ---------
                                                                   5,460,285                 3,871,446
                                                                   ---------                 ---------
BANK:
-----
*  $3,000,000 revolving line of credit, 1.5% over
   prime, secured  by  all  accounts  receivable,
   inventory, equipment and certain  intangibles,
   partially guaranteed  by three  officers,  due
   March 31, 2000 (see 5.<F5> below)                               1,249,025                 1,268,500
                                                                   ---------                 ---------
                                                                   1,249,025                 1,268,500
                                                                   ---------                 ---------
OTHER:
------
*  Note payable to an unrelated third party,  12%
   interest payable monthly, due November 4, 1999
   and 30 day renewable terms                                        207,920                         0
*  Note payable to an unrelated third party,  12%
   interest  payable upon maturity, due September
   10, 2000 (see 6.<F6> below)                                       200,000                         0
*  Note payable to an unrelated third party,  12%
   interest  payable  monthly, due  September 22,
   1999                                                                    0                   301,000
                                                                   ---------                 ---------
                                                                     407,920                   301,000
                                                                   ---------                 ---------

Total long-term debt and notes payable                             7,117,230                 5,440,946
                                                                   ---------                 ---------

Less current portion of long-term debt and notes payable:
         Related party and affiliates                              5,412,285                 1,902,833
         Bank                                                      1,249,025                 1,268,500
         Other                                                       407,920                   301,000
                                                                   ---------                 ---------
         Total current portion of long-term debt
           and notes payable                                       7,069,230                 3,472,333
                                                                   ---------                 ---------
Total long-term debt                                              $   48,000               $ 1,968,613
                                                                  ==========                 =========

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



ITEM 1. FINANCIAL STATEMENTS

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (UNAUDITED)


<F6>
6. The note is convertible, prior to acceptance of payment in full of the outstanding balance, into 30% of the outstanding shares of common stock of BusinessTradeCenter.com Inc. on a fully diluted basis.
<F7>
7. The note due February 3, 2000 was also extended by mutual agreement and not paid when due.


   All long-term debt in the amount of $48,000 at December 31, 1999 matures during the year ending March 31, 2001.

STOCKHOLDERS' EQUITY

     In April 1999, 100,000 options were exercised for 100,000 shares of common stock at $2.00 per share. In December 1999, a note payable to the former shareholders of Walden Remarketing was converted into 314,475 shares of common stock at $1.00 per share. During this quarter 20,000 shares of the 47,000 Series B convertible preferred shares issued were converted into 315,971 shares of common stock.

BUSINESS ACQUISITIONS

AUTO NETWORK GROUP NORTHWEST, INC.

     On July 20, 1999, the Company acquired 100% of Auto Network Group Northwest, Inc., an Oregon corporation, by issuing the shareholders of Auto Network Group Northwest a total of 500,000 shares of restricted common stock valued at $1.50 per share. All shares are held in escrow and are subject to the following events:

1. 83,333 shares are subject to forfeiture if the pre-tax earnings of Auto Network Group Northwest for the year ended March 31, 2000 are less than $30,000. If pre-tax earnings are between $30,000 and $50,000 a pro-rata amount of shares shall be issued and the balance shall be forfeited.
2. 166,667 shares are subject to forfeiture if the pre-tax earnings of Auto Network Group Northwest for the year ended March 31, 2001 are less than $50,000. If pre-tax earnings are between $50,000 and $100,000 a pro-rata amount of shares shall be issued and the balance shall be forfeited.
3. 250,000 shares are subject to forfeiture if the pre-tax earnings of Auto Network Group Northwest for the year ended March 31, 2002 are less than $75,000. If pre-tax earnings are between $75,000 and $150,000 a pro-rata amount of shares shall be issued and the balance shall be forfeited.

     In addition, the former shareholders of Auto Network Group Northwest may earn options to purchase restricted shares of our common stock at the rate of 5 options for every dollar of pre-tax earnings of Auto Network Group Northwest in excess of $30,000 for the period ending March 31, 2000; $100,000 for the year ended March 31, 2001; and, $150,000 for the year ended March 31, 2002. The options are to be exercisable for a period of 3 years from date of grant at the bid price of our common stock as of April 1, 2000, 2001 or 2002, respectively. These options shall be priced at the closing bid price of the Company's common stock on April 1 following the March 31 year end.


RELATED PARTY TRANSACTIONS

     The Company entered into the following loan transactions with related parties as follows:
     * On July 20, 1999, Cascade Funding Group, LLC, an entity owned by three officers of Auto Network Group Northwest, Inc., entered into a line of credit financing with the Company for $1,572,000, prime rate interest plus 6%, interest payable monthly, due July 14, 2000.

ITEM 1. FINANCIAL STATEMENTS

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (UNAUDITED)


     * On August 3, 1999 and on December 27, 1999, Pinnacle Financial, an entity owned by two officers and directors, loaned the Company $50,000 and $175,000 respectively, 12% interest payable monthly, due February 3, 2000 and 30 day renewable terms. The $175,000 note was paid on January 12, 2000. The $50,000 note was extended by mutual agreement and not paid when due.

     * On August 3, 1999, an officer and director loaned the Company $200,000, 12% interest payable monthly, due February 3, 2000 and 30 day renewable terms.

     * On August 13, 1999, MDM Investments, an entity owned by two officers and directors, loaned the Company $160,000, 12% payable monthly, due August 13, 2000 and 30 day renewable terms. This note has been repaid on October 14, 1999. On November 1, 1999, MDM loaned the Company $300,000, 12% payable monthly, due May 13, 2000 and 30 day renewable terms.

     * On November 4 and November 9,1999, Susan Gollins loaned the Company $12,000 and $5,000 respectively, 15% interest payable monthly, due on demand.

     * On November 4, 1999, Darlene Burton loaned the Company $45,000, 15% interest payable monthly, due on demand.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in the forward-looking statements. All period references are for the respective three and nine month periods ending December 31, 1998 and 1999.

GENERAL

         The presentation includes a discussion of us and our wholly owned subsidiaries, Auto Network Group of New Mexico, Inc., Pinnacle Dealer Services, Inc., Walden Remarketing Services, Inc., and Auto Network Group Northwest, Inc., and our majority owned subsidiary BusinessTradeCenter.com Inc.

         As a result of the acquisition of our subsidiaries, as further described in the following paragraphs, the trend information should be carefully read and evaluated.

OVERVIEW

         We began operations on September 22, 1997 and completed our first fiscal year on March 31, 1998. During this period of time the founders were involved in the normal activities associated with any start up venture. Management focused its activities on hiring and training personnel, developing accounting and management systems and controls, and expanding our operations into different markets. On June 1, 1998, we opened the office and warehouse facility in Albuquerque, New Mexico. Pinnacle Dealer Services, Inc. was acquired in August 1998. Pinnacle Dealer Services, Inc. provides to our dealer network, through third party financing arrangements, financing for the purchase of vehicles that are purchased by dealers from us. Making financing available to dealers has the effect of increasing sales and cash flow without exposing us to any financing risks. These dealers, who are independent of our company, are obligated to the third party for any financing extended to them. The third party has the risk of making the loans. In January 1999, we announced the development of our Internet site www.autotradecenter.com. The site development and technology is owned and operated by our majority owned subsidiary BusinessTradeCenter.com. The start-up costs for the development of the site were not material, since the minority owner of BusinessTradeCenter.com contributed the technology for the site design for its ownership interest. To-date, no revenues have been generated from the operations of this site. On March 31, 1999, we acquired Walden Remarketing Services. On July 20, 1999 we opened the office and warehouse facility in Bend, Oregon. The operations of Walden and the facility in Oregon are included in our discussions for the nine-month period ending December 31, 1999. In December 1999, we introduced our second Internet site www.tradeincarsonline.com that has been designed to facilitate the Internet car buying process by providing a firm bid on the trade-in. The Company will provide this service to customers in over 300 cities. The site will be launched on a test market in March 2000.

RESULTS OF OPERATIONS

         For the three months ended December 31, 1999, we reported consolidated sales of $29,101,990, a 13% increase over sales of $25,853,651 for the three months ended December 31, 1998. Sales for the nine months ended December 31, 1999 were $97,750,480 as compared to sales of $69,600,122 for the nine months ended December 31, 1998, which was a 40% increase. The increase in sales is primarily due to the addition of brokers at our Scottsdale and Albuquerque facilities, who buy and sell vehicles on our behalf. In addition, our acquisition of Auto Network Group Northwest in July 1999 contributed $7,016,220 in sales for the period ending December 31, 1999. The number of vehicles sold for the three months ended December 31, 1999 was 2,152 compared to 1,770 units for the three months ending December 31, 1998. For the nine-month periods ending December 31, 1999 and December 31, 1998, unit sales were 6,707 and 4,694, respectively. The average price per vehicle sold has remained relatively constant at approximately $15,000.

         We realized a gross profit margin of 4.2% for the three months ended December 31, 1999 compared to the corresponding gross margin percentage of 4.3% for the same period of the previous year. For the nine months ended December 31, 1999 our gross profit margin was 4.4% compared to 4.2% for the corresponding period ending December 31, 1998. The decrease in the gross profit percentage for the quarter ending December 31, 1999 was attributable to a downward revaluation of vehicle inventory to market levels. The gross profit for the nine-month period ending

December 31, 1999 remained at a level greater than the comparable nine-month period for the prior year. Management does not anticipate that this gross margin will change significantly in the near term.

         Total operating expenses were $1,371,384 for the three months ending December 31, 1999, and $976,128 for the three months ending December 31, 1998. For the nine-month periods ending December 31, 1999 and December 31, 1998 operating expenses were $4,346,291 and $2,494,544. The major factor contributing to the increase in the operating expenses for all periods presented is the increase in selling expense, which is primarily commissions paid to brokers. Selling expenses were $810,377 for the three months ending December 31, 1999 and $692,052 for the three months ending December 31, 1998. Correspondingly, the nine-month selling expenses for the period ending December 31, 1999 and December 31, 1998 were $2,773,595 and $1,840,031. As a percent of sales, the selling expense increased to 2.8% for the three months ending December 31, 1999 from
2.7%  for  the  corresponding   period  of  the  prior  year.  The  general  and
administrative costs, as a percent of sales, increased to 1.6% and 1.4% for the three and nine-months periods ending December 31, 1999 as compared to 1.1% and
 .9% for the prior year corresponding periods. The increase in dollars, as well as the relative percentage increases were a direct result of higher costs associated with our web site development, costs associated with our registration process, costs associated with the hiring and training of personnel, and marketing expenses.

         We incurred a loss from operations of $144,716 for the three months ending December 31, 1999 compared to income from operations of $143,588 for the three months ending December 31, 1998. For the nine months ending December 31, 1999 the loss from operations was $41,889 compared to income from operations of $416,834 for the corresponding nine-month period of the prior year.

         Interest expense was $217,253 for the three months ending December 31, 1999 and $125,185 for the three months ending December 31, 1998. For the nine months ending December 31, 1999 interest expense was $672,669 compared to $278,413 for the nine months ending December 31, 1998. The dollar increase is attributable to the significant increase in the amount of borrowings that increased from $4,217,759 at December 31, 1998 to $7,117,230 at December 31, 1999. The effective annualized rate of interest was approximately 11% for the three and nine month periods ending December 31, 1998 and 13% for the comparable periods ending December 31, 1999.

         Pinnacle Dealer Services has not contributed any significant direct operating activity since its inception. However, as of December 31, 1999, it had originated $1,041,975 of financing for dealers who had purchased cars from us.

ANTICIPATED TRENDS

         Management anticipates that the current level of sales will remain at current levels or marginally increase for the existing operations through the remaining current fiscal year ending March 2000. Sales will increase significantly from current levels if we are successful in our efforts to expand into new markets. The Company has signed a letter of intent with two automobile wholesale organizations currently operating in the San Antonio, Texas and Philadelphia, Pennsylvania markets.

We expect to incur a loss for the year ending March 31, 2000 of approximately $600,000 or $(.03) per share as we continue to incur expenses in the development of our web site, unusual one-time costs associated with our registration process, costs associated with our capital raising efforts, enhancements of our accounting and management information systems, and costs associated with the hiring and training of personnel.

         We estimate that approximately $2 million will be required to fund our expansion into new markets, $1 million for marketing programs, $2 million for the internet development which includes capital expenditures, and $5 million for the cash needs required to support the increase in inventory and accounts receivable that will be generated from the anticipated growth.

         While management anticipates significant growth during the current fiscal year, our ability to grow depends upon our ability to raise the estimated $10 million in capital and debt financing required to fund such growth. We have issued a private placement memorandum, dated January 27, 2000, for a convertible preferred security of up to $5 million. As of February 9, 2000 $4,800,000 had been placed in escrow. The offering term expires February 15, 2000. In addition, we continue to have discussions with our debt providers in extending and increasing our credit facilities. We cannot assure you that we will be able to raise the additional capital or debt financing to execute our business plan that includes expanding existing operations, expanding into new markets, and developing our Internet site. In addition, extensions of existing debt terms must be achieved in order for us to meet obligations as they come due. Failure to extend these terms will force us to reduce our current level of sales that could have a negative impact upon the shareholder value of our common stock.

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

FINANCIAL CONDITION

         Total assets were $14,822,972 at December 31, 1999, an increase of $1,745,842 from the total assets of $13,077,130 at March 31, 1999. This increase reflects the growth we have experienced through the deployment of the capital and debt raised from outside investors.

         Total liabilities increased from $10,166,066 at March 31, 1999 to a consolidated total of $11,157,369 at December 31, 1999.

         Stockholders' equity increased from $2,911,064 at March 31, 1999 to a consolidated balance of $3,665,603 at December 31, 1999. The increase is attributable to $200,000 of net proceeds from the sale of common stock and $749,990 of goodwill in connection with the acquisition of our Northwest subsidiary. We also converted debt to equity in the amount of $314,475. These increases were offset by our nine-month loss of $509,936.

LIQUIDITY AND CAPITAL RESOURCES

         We used $1,850,507 of cash to support our operating activities for the nine months ended December 31, 1999, as compared to $3,158,979 for the nine months ended December 31, 1998. The major components contributing to the use of cash funds for operations for the nine months ended December 31, 1999 was the increase in accounts receivable of $672,022, inventory of $140,855, additions to prepaid expenses and other current assets of $75,328, a decrease in accounts payable of $616,233 and accrued liabilities of $68,748. For the period ending December 31, 1998 accounts receivable increased $2,183,327, inventories $2,286,421, and prepaid expenses and other current assets $37,937. These increases were offset by an increase in accounts payable of $1,030,156 and accrued liabilities of $189,266.

         Our investing activities for the year ended December 31, 1999 and the period ended December 31, 1998 required a use of cash of $82,504 and $82,936, respectively. For the nine months ended December 31, 1999, our investing activities were limited to the purchase of property and equipment of $128,429, and sale of property and equipment of $45,925. For the nine months ended December 31, 1998 $119,974 was expended for property and equipment and $37,038 was sold.

         We supported the cash needs identified above by receiving cash from net borrowings of $1,676,284 and proceeds from the issuance of common stock of $514,475 for the nine months ended December 31, 1999. For the nine months ending December 31, 1998 cash needs were supplied by net borrowings of $3,004,759 and the issuance of convertible preferred stock of $377,669.

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

         In addition, on March 26, 1999, we obtained a $3,000,000 revolving line of credit with Norwest Business Credit, Inc. that will provide sufficient short-term liquidity and capital to implement our business plan, including providing for the expansion into other markets. The note that evidences this obligation to Norwest Business Credit bears interest at 1.5% over prime and is due on March 31, 2000. The amount outstanding on our revolving line of credit at December 31, 1999 was $1,249,025. We are currently in discussions to renegotiate this credit facility by March 31, 2000.

         All of our debt except for $48,000, in the amount of $7,117,230 at December 31, 1999, matures within the next ten months. Of this amount, $1,249,025 is due on March 31, 2000 to Norwest Business Credit, $407,920 is due to unrelated third parties and $5,460,285 is due to members of management and other related parties. We anticipate that we will be able to extend the debt due to related parties.

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

         We acquired the Walden Remarketing subsidiary on March 31, 1999. For the nine months ending December 31, 1999 Walden Remarketing had a net loss of $122,059. Walden Remarketing has previously maintained profitable operations and we have no reason to believe that positive performance will not be achieved in the future. However, we cannot assure you that Walden Remarketing will be profitable.

YEAR 2000 ISSUES

         We have segregated our discussions of Year 2000 issues into the following categories:

* OUR STATE OF READINESS. We identified and addressed all year 2000 issues and entered the new millennium without any disruption. All information technology systems that we use directly in our operations are represented by the manufacturers to be Year 2000 compatible. To-date, we have not experienced any Year 2000 issues. With respect to non-technical Year 2000 issues, we do not rely upon machinery or equipment that may contain embedded technology, such as microcontrollers, other than in the used vehicles we purchase and sell, mechanical heating and air conditioning equipment relating to our office and warehouse facilities, and our telephone answering system. We have prepared our remediation plan addressing these potential issues that includes the following:

     1. All internal technology software systems have been tested, with no indication of Year 2000 transition issues.
     2. All technology hardware has functioned properly through February 9, 2000. Replacements prior to December 31, 1999 were made where appropriate; the cost of these replacements is included in the costs described below.
     3. We have addressed any issues with respect to used vehicles we purchase or sell.
     4. The mechanical and air conditioning systems continued to function properly through February 9, 2000.
     5.  Our telephone systems will not be affected

         We depend upon third parties' technology, such as banks, the Federal Reserve System, and the Internet for the conduct of our business. We have relied upon written assurances from these third parties that they are Year 2000 compliant. As of February 9, 2000, we have not experienced any Year 2000 issues with third party technology.

* THE COST TO ADDRESS OUR YEAR 2000 ISSUES. We modified some of our information technology and software at an estimated cost of less than $10,000. The total cost to remedy all of our Year 2000 issues was estimated at $22,000.

* THE RISKS OF OUR YEAR 2000 ISSUES. Our most reasonable likely worst case Year 2000 scenario involves a breakdown in the communication systems in telephone equipment and in accessing the Internet. While we have not experienced any Year 2000 issues to-date, if any should occur, our anticipated business plan and the use of the Internet during Year 2000 would be impaired.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None.

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         None.

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None.

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

         ITEM 5.  OTHER INFORMATION

                  Effective November 30, 1999, Mike Stuart resigned as President of the Company, Mark Moldenhauer resigned as Vice President and Secretary of the Company, and Debbie Stuart resigned as Assistant Vice President and Assistant Secretary of the Company. Effective December 8, 1999, the Company's Board of Directors appointed the following individuals to the office(s) set forth opposite each individual's name:

                           Mike Stuart         -        Chairman of the Board
                           Roger L. Butterwick -        President and Treasurer
                           John E. Rowlett     -        Vice President and Secretary
                           Jules Gollins       -        Vice President of Corporate Expansion

                  In addition, the Company's Board of Directors increased the size of the Board of Directors to four (4) directors. Roger L. Butterwick and John E. Rowlett were appointed by the Board of Directors to fill the vacancies created by the increase in the size of the Board of Directors.

                  Effective January 12, 2000, Mark Moldenhauer resigned from the Company's Board of Directors. Mr. Moldenhauer did not have any disagreement with the Company or management on any matter. Mr. Moldenhauer has been retained by the Company as an advisor to the Board of Directors. As of the date of this report, the vacancy on the Board of Directors created by Mr. Moldenhauer's resignation had not been filled.

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




   Regulation
   S-K NUMBER       DOCUMENT
      10.3          Mark Moldenhauer loan documents*<F1>
      10.4          Pinnacle Financial Corporation loan documents*<F1>
      10.5          Eastlane Trading Limited loan documents*<F1>
      10.6          Norwest Bank loan documents*<F1>
      10.7          Mike and Debbie Stuart loan documents*<F1>
      10.8          Purchase of Goodwill Agreement with JBS, LLC*<F1>
      10.9          Promissory Notes used for acquisition of Walden Remarketing Services, Inc.*<F1>
      10.10         Consulting Agreement with Dennis E. Hecker dated April 20, 1999*<F1>
      10.11         Non-Qualified Stock Option Agreement with Dennis E. Hecker dated April 20, 1999*<F1>
      10.12         Sample "Work for Hire Agreement"*<F1>
      10.13         Agreement with Auction Finance Group, Inc.*<F1>
       27           Financial Data Schedule

------------

<F1>
*Incorporated by reference from the exhibits to the Registration Statement on Form S-1 (File No. 333-78659).


            b)  Reports on Form 8-K:  NONE.

PART III.  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AUTOTRADECENTER.COM INC.


Date: February 9, 2000


                                    By: /s/ROGER L. BUTTERWICK
                                    Roger L. Butterwick
                                    President and Chief Financial Officer