Form 10-K
period 2000-03-31
AUTOTRADECENTER COM INC
filed 2000-07-14
CIK 1085537

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _____________ TO _______________

                        Commission file number: 333-78659

                            AUTOTRADECENTER.COM INC.

             (Exact name of registrant as specified in its charter)

            ARIZONA                                               86-0879572
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

             8135 EAST BUTHERUS, SUITE 3, SCOTTSDALE, ARIZONA 85260
               (Address of principal executive offices) (Zip code)

       Registrant's telephone number, including area code: (480) 951-8040

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 5, 2000: $4,330,280

Number of shares of common stock outstanding as of July 05, 2000: 30,662,609

Documents incorporated by reference: None

                                     PART I

ITEM 1.           BUSINESS.

         Unless the context otherwise requires, the terms "we," "our," and "us," refers to AutoTradeCenter.com Inc.

         We are engaged in the wholesale used car business. The wholesale used car business involves the buying of a used vehicle from a licensed automobile dealer and selling that vehicle to another licensed automobile dealer. Automobile dealers are licensed through the laws of each state where they conduct business and include the following types of entities:

         o        Franchised dealers
         o        Independent dealers
         o        Finance companies
         o        Lease companies
         o        Car rental companies

         The distribution process of used automobiles takes place on local and national levels as car demand and supply fluctuates within and between local and national markets. Currently, the auto auctions located primarily in major urban areas across the country fill this re-distribution process. We, and other wholesale companies similar to us, satisfy only a small portion of the used car re-distribution process. The typical profile of other wholesale companies, commonly referred to as independent wholesale brokers, are either individuals or small groups of up to five individuals that buy and sell automobiles as described above. We compete with both the auto auctions and the independent wholesale brokers and will differentiate our method of doing business as compared to our competition under the "Competition" heading included later in this section. We currently focus our efforts on the buying and selling late model luxury automobiles. Our average vehicle sale is approximately $15,000.

         We contract with salesmen, referred to as brokers, to buy and sell used vehicles. Each broker enters into a non-exclusive contract with us that authorizes the broker to act as our agent in the buying and selling of used vehicles under our company name. Although each broker may buy and sell vehicles on his own behalf, most of the brokers choose only to buy and sell vehicles for us. We use corporate funds to purchase the vehicle and in turn all monies received upon the sale of the used vehicle are deposited into the corporate bank account. Even though the broker has the authority to buy used vehicles, we contractually limit the amount of inventory that each broker can have on hand or un-sold at any given point in time. Each broker has the responsibility to sell the used cars he or she has purchased. The average length of time a used vehicle is in our inventory is 15 days. Generally we compensate our brokers under one of two compensation methods. Under the first plan, the broker retains the profit or loss in excess of a fixed fee, ranging from $175 to $225, retained by us. The second compensation plan involves our company sharing any gain and loss with the broker. There is no fee assessed under this plan. Currently, the first compensation plan is the method predominately used; however, we anticipate that, in the future, the second method will become the preferred alternative.

         In January 1999, we announced the development of our Internet site WWW.AUTOTRADECENTER.COM. The general public can only access the "guest" section when they originally connect to the web site. The full functionality features of our Internet site are restricted to members. To become a member, a licensed dealer must complete an application and provide to us a copy of their dealer license as proof of their dealership status. The Internet site allows all members, including our company, to buy and sell used automobiles over the Internet.

         We believe that as the membership to our Internet site grows and the listing of inventory of used vehicles for sale increases, our emphasis in the way we conduct certain of our wholesale business will transition from the current process, previously described, to that commonly referred to today as e-commerce. Specifically, we intend to increase our use of the Internet site WWW.AUTOTRADECENTER.COM for the conduct of our business of buying and selling used vehicles to automobile dealers on a wholesale basis.

         At present, our marketing and advertising activities are restricted to expanding personal relationships within the automotive industry. It is our intent to increase the membership of our Internet site by selectively placing ads in industry publications during the current fiscal year. We will initiate a more comprehensive marketing and advertising campaign if successful in our anticipated fund raising activities.

         On February 28, 2000, we executed a Motor Vehicle Remarketing Agreement with American Honda Finance Corporation that provides for our company to remarket off-lease used vehicles to Honda and Acura dealers via an Internet based Web site that is restricted to users approved by Honda. The Honda Web site became operational in all Honda and Acura dealerships in the United States by June 15, 2000 after the completion of our phase-in that began in April. We signed a letter of intent in late March 2000 with American Suzuki Motor Corporation to develop a pilot program, similar to the program utilized for Honda, utilizing our Internet technology systems and procedures to remarket their program cars to dealers. The pilot program is scheduled to begin August 1, 2000.

         We will continue to aggressively market our e-commerce business-to-business technology applications and services to the used vehicle automotive industry. The success we have achieved to-date in these efforts continues to provide us with opportunities to assist our customers in addressing the inefficiencies in the current redistribution process for used automobiles and providing creative solutions through the use of our technology, remarketing efforts and wholesale operations.

         For the remainder of the fiscal year ended March 31, 2001, we intend to open office and warehouse facilities in five to seven additional markets subject to raising necessary funds. Although we do not know specific locations at this time, our strategy is to provide coverage of major markets across the country. We believe, generally, $500,000 to $1,000,000 is needed for each new location, approximately 75% of which will be provided by us and 25% provided by the managing brokers. However, in certain circumstances our funds needed to open new locations can vary between none and 100%. We also intend to continue the development of our Internet sites. We intend to raise the capital necessary to finance our anticipated growth through a combination of debt, equity or convertible debt offerings of up to $21 million. Lastly, we must restructure the $3,000,000 revolving line of credit with Wells Fargo Business Credit, Inc. by the end of September 2000.

CORPORATE BACKGROUND

         We were organized as an Arizona corporation on July 10, 1997 under the name Auto Network USA, Inc., and commenced operations on September 22, 1997, at our facility in Scottsdale, Arizona. In December 1998, we changed our name to Auto Network Group, Inc. as a result of an agreement reached with an entity with a similar name. We again changed our name to AutoTradeCenter.com in April 1999 to more succinctly reflect our current Internet presence and our future direction of providing business-to-business automotive redistribution services over the Internet. From inception until February 1998, we had approximately 12 brokers and we operated on a break-even basis. During the months of February 1998 through March 1999, we added 14 brokers and secured additional funding. As a result of these additional brokers and additional funding, our operating margin increased, thereby resulting in profitable operations.

         In December 1997, we sold 1,002,500 shares of common stock, in a private placement, for gross proceeds of $25,062.50. In February 1998, we sold 6,750 shares of Series A preferred stock, in a private placement, for $675,000.

         Auto Network Group of New Mexico, Inc., a wholly owned subsidiary, was incorporated on May 18, 1998, and commenced operations on June 1, 1998. In order to achieve the sales volume necessary to economically operate an office and warehouse facility in each targeted market area we need to staff that facility with a minimum of four brokers plus two administrative personnel, one of which must have a bookkeeping background. Upon the opening of our Auto Network Group of New Mexico office and warehouse facility, we were able to attract the necessary brokers and administrative personnel by issuing common stock and stock options in our company. We will utilize this same process or methodology in opening other targeted markets, which is part of our business plan and corporate strategy. Auto Network Group of New Mexico operates its business in a manner similar to certain other subsidiaries of its parent, AutoTradeCenter.com, as will future facilities that operate pursuant to the Auto Network Group of New Mexico model.

         On August 20, 1998, we acquired Pinnacle Dealer Services, Inc., an affiliated Arizona corporation by issuing 300,000 shares of common stock. Pinnacle Dealer Services promotes and administers alternative financing programs for dealers who purchase used cars from us.

         From November 1998 to December 1998, we sold 47,000 shares of Series B preferred stock for gross proceeds of $470,000 in a private placement.

         On January 7, 1999, we incorporated BusinessTradeCenter.com Inc. in Arizona to facilitate the buying and selling of vehicles at wholesale between dealers on the Internet. BusinessTradeCenter.com has developed the technology and systems necessary to make our inventory, as well as the inventory of member dealers, available for purchase and sale on our Internet site. In March 2000, we acquired the 45% minority interest of BusinessTradeCenter by issuing 5,000,000 shares of our common stock valued at $1.88 per share making BusinessTradeCenter a wholly owned subsidiary. As part of this transaction we paid a $200,000 note that contained conversion rights to acquire a 30% (after conversion) interest in BusinessTradeCenter.com.

         On March 31, 1999, we acquired Walden Remarketing Services, Inc., a Minnesota corporation, by issuing to the shareholders of Walden Remarketing 2,050,000 restricted shares of common stock, cash of $125,000, and a promissory note in the principal amount of $450,000. We valued the issued shares at their estimated fair market value of $0.71 per share, or $1,450,000. In a separate agreement reached in December 1999, the then remaining balance of this note, $314,475, was paid through the issuance of 314,475 shares of common stock, valued at $1.00 per share. Walden Remarketing assists manufacturers in the disposition of their fleet and consumer lease vehicles. Walden Remarketing changed its name to AutoTradeCenter Remarketing Services in January 2000.

         On July 20, 1999, we acquired Auto Network Group Northwest, Inc., an Oregon corporation formed for the purpose of allowing us to establish operations in the northwestern part of the United States. It had no prior operating history. Auto Network Group Northwest operates in a manner similar to Auto Network Group of New Mexico, Inc.

         In February 2000, we sold in a private placement 20,800 shares of Series C preferred stock and 31,200 shares of Series D preferred stock for gross proceeds of $5,200,000.

         On March 1, 2000 we acquired NDSCo.com Inc., a technology provider of systems and applications for the automotive industry by issuing to the former shareholders of NDSCo 1,100,000 shares of our common stock valued at $2.55 per share NDSCo became a wholly owned subsidiary of BusinessTradeCenter.com, Inc.

         Auto Group of San Antonio, Ltd. and Auto Network Group of Eastern Pa., Inc. became wholly-owned subsidiaries of our company on April 1, 2000. These entities had no prior operations. They will operate in a manner similar to our New Mexico and Oregon wholesale operations.

 CUSTOMERS

         We sell automobiles on a wholesale basis to franchise and independent used car dealers throughout North America. There were over 80,000 registered and licensed car dealers in the United States as of December 31, 1999. As of May 5, 2000, we had consummated at least one transaction with over 2,000 of these licensed dealers. The past several years has brought about a much-publicized attempt by various entities to consolidate the retail car market. These efforts have primarily been directed at the franchised dealers. To date there has not been sufficient experience to determine if such consolidation will have a negative or positive impact on our long-term customer base and growth plans. At present, management believes that our base of existing customers and potential customers is sufficiently large that any impact due to the consolidation of the franchised dealers will be minimal.

         Our e-commerce Internet business-to-business automotive solutions and initiatives provides us with the opportunity to serve the large suppliers of used automobiles such as finance companies, lease companies and car rental companies. These customers are also considered to be automobile dealers; however, they only supply the industry with used vehicles, they are not purchasers of used automobiles.

INTERNET SITE - BUSINESSTRADECENTER.COM

         On February 1, 1999, we introduced an Internet site AutoTradeCenter.com. Our subsidiary, BusinessTradeCenter.com, controls the legal rights to the Internet domain name, technology, systems, and programming involved in operating this site. Only automobile dealers, leasing companies, banks, and fleet or rental companies can use this site to obtain information on used vehicles. These businesses must first register to become members. To encourage use of this site, we currently are offering free membership. We plan to charge a membership fee at an undetermined future date. The pricing of the membership fee cannot be established at this time; however, we plan to set the fee to reflect the value of the service, taking into consideration any competing pricing structure. As of June 30, 2000, approximately 500 businesses had registered as members; a few members have been posting their inventory onto the site on a consistent basis.

         Initially our entire inventory was listed on the Internet site. However, recently due to additional site development and a change in our internal accounting and inventory tracking systems we are not listing our cars on the site. We expect that over time, certain of our business will be conducted through the Internet site. We do not anticipate that our use of the Internet site will eliminate the role of our brokers as our buying and selling agents; however, we do anticipate that the broker of the future will be required to develop skill sets associated with electronic commerce.

         The web site offers the following services and features to our company and other members:

o INVENTORY FOR SALE - A dealer may post its inventory for sale. The listing includes a complete description of the vehicle, a condition report, mileage, and the wholesale price. In addition, up to six pictures per vehicle may be uploaded to the site for viewing.

o INTRA-NET CAPABILITY - We assign each member a unique user number and password. If a member dealer is associated or affiliated with other members, our system has the capability of restricting the viewing of any inventory listed to the affiliated group. This feature provides an affiliated group to share their inventory amongst their group for a period of time, specified for each vehicle listed, before that vehicle is made available for sale to any other member.

o BATCH UPLOADING - Our system allows for a vehicle to be input into the system one at a time or by batches.

o SEARCH CAPABILITIES - A search, utilizing any data field such as make, model, year, or location, can be made of all vehicles listed in the inventory database.

o WISH LIST - If a dealer is seeking to purchase a vehicle that is not in the inventory database, he may enter the details of the desired vehicle on the wish list. Other members may have knowledge as to where that desired vehicle could be located.

o ON-LINE AUCTION - When a dealer does not sell a listed vehicle at the wholesale price listed, he may choose to put the vehicle up for auction. Our on-line auction can be conducted for up to 72 hours for each vehicle. The listing dealer may accept or reject any bids.

o TRANSACTING BUSINESS - Names, addresses and telephone numbers are listed for each dealer. If a member wishes to purchase a vehicle on the inventory listing, he may do so by contacting the listing dealer.

o ESCROW SERVICES - Escrow services are available for any dealer who would like to have an independent third party hold the vehicle title and funds until all terms and conditions of the purchase/sale have been met. We are not a party to the escrow services, other than in our capacity as a member.

         No revenue had been generated from any fees on our Internet site as of June 30, 2000. Management believes that as our Internet site grows, we may receive other sources of revenues from advertising and other promotional fees.

         On February 28, 2000, we executed a Motor Vehicle Remarketing Agreement with American Honda Finance Corporation that provides for our company to remarket off-lease used vehicles to Honda and Acura dealers via an Internet based Web site that is restricted to users approved by Honda. As of June 15, 2000 the Honda Web site is operational with all Honda and Acura dealers through out the United States. We signed a letter of intent with American Suzuki Motor Corporation to develop a pilot program, similar to the program utilized for Honda, utilizing our Internet technology systems and procedures to remarket their program vehicles to dealers. The pilot program is scheduled to begin August 1, 2000. BusinessTradeCenter is responsible for the technology used in our contract with American Honda Finance Corporation and our proposed contractual relationship with American Suzuki Motor Corporation in addition to the on-going responsibility of maintaining the system. We are currently generating revenue from American Honda Finance Corporation using this technology.

         BusinessTradeCenter is also responsible for the development and maintenance of our Internet application utilizing our Web site WWW.TRADEINCARSONLINE.COM This Web site allows customers to obtain a bid from us on their used car that they are trading in when purchasing a new vehicle from one of the on-line new car sale or referral programs. We have signed a letter of intent with Autobytel.com Inc. that forms the basis of a strategic alliance for expressed purpose of gaining access for their customers to our technology, applications and processes for the customers who have a trade-in. Until we have executed an agreement with Autobytel.com Inc., our letter of intent with them is not binding on either party. In addition we are currently negotiating with two other similar on-line new car-buying services to provide bids for their prospective customer's trade-ins.

         On March 1, 2000, we acquired NDSCo.com Inc., a provider of technology for the automotive industry. We believe that the applications and technology obtained by this acquisition complements the technology that we have previously acquired or developed. The rights to this technology, processes and applications became the property of BusinessTradeCenter.com. Several of the systems acquired through the NDSCo.com acquisition address the same inefficiencies in the automotive used car industry as the technology developed by our company prior to this acquisition; however, we are currently evaluating the specific applications and processes and will make a decision within a few months regarding the most efficient use of this technology.

FINANCE PROGRAMS - PINNACLE DEALER SERVICES

         Pinnacle Dealer Services promotes and administers alternative finance programs for dealers who purchase used cars from us. On August 20, 1998, we, along with Pinnacle Dealer Services, executed an agreement with Auction Finance Group, Inc., a non-affiliated lending company that provides licensed automobile dealers with credit lines, thereby allowing them to purchase vehicles from us. These credit lines are marketed through Pinnacle Dealer Services. In the agreement, we have granted the lending company an exclusive license to provide third party loans and extensions of credit lines to dealers at our facilities. The credit applications provided by the lending company bear the Pinnacle Dealer Services logo. The lending company is to pay us a fee of $15.00 for each vehicle it finances so long as the average purchase price is above $10,000 and the average loan term is six weeks. If these two conditions are not met, the lending company has the right to renegotiate the $15.00 fee. To date, we have met this covenant. The agreement with the lending company is for a term of ten years and automatically renews for successive ten-year periods unless terminated.

         Pinnacle Dealer Services is also currently exploring other alternative finance programs that may be made available to our dealer network for retail customers who purchase used cars from these dealers.

AUTOTRADECENTER REMARKETING SERVICES (FORMERLY WALDEN REMARKETING SERVICES)

         AutoTradeCenter Remarketing assists the finance subsidiaries of manufacturers, banks or other finance companies in disposing of used vehicles that are being returned upon the expiration of a lease term. AutoTradeCenter Remarketing currently is providing these services for our contract with American Honda Finance Corporation utilizing the technology provided by BusinessTradeCenter.com.

         In the mid 90's, creative lease programs appeared and thousands of off-lease vehicles started to appear at auto auctions. Currently, lessees purchase only 25% of these vehicles at termination of the lease. In addition, dealer purchases of these vehicles have not met industry expectations. Therefore, lessors have not been able to maximize residual prices for these vehicles, resulting in certain cases in severe losses on lease portfolios. Remarketing programs were developed to address this resale need.

         We believe that AutoTradeCenter Remarketing differentiates us, among other factors, from other Internet based providers of technology services due to our experienced automobile remarketing personnel, techniques and applications and will ultimately be a major contributing factor in our success.

WORKING CAPITAL PRACTICES

         We finance our inventory needs through private sources of capital and proceeds from the sale of used cars. In addition, we have a $3,000,000 line of credit with Wells Fargo Business Credit, Inc.

COMPETITION

         We believe that we have two major sources of competition: independent wholesale brokers and auto auctions.

         INDEPENDENT WHOLESALE BROKERS. Approximately 3% of the vehicles sold by franchised dealers in the United States in 1997 were acquired from independent wholesale brokers and other related type organizations, according to the 1999 USED CAR MARKET REPORT prepared by ADT Automotive Inc. Independent wholesale brokers represent a direct form of competition as they are performing services similar to the services provided by us. Information on wholesale brokers is limited. It is our belief that the vast majority of the wholesale brokers are small organizations of typically 1 to 5 individuals. We are not aware of any one wholesale broker that sells more than 2,000 vehicles annually. Based upon our discussions with numerous individuals and associated groups of independent wholesale brokers, we believe that these groups are generally undercapitalized and have limited external financial resources.

         We believe that we possess many competitive advantages over these smaller wholesale brokers due to our relatively greater financial strength and operational staff. We believe that the auto dealers from whom we purchase vehicles enjoy a greater assurance of timely payment from us as compared to other smaller wholesale brokers because we are publicly held, we have achieved a high reputation for prompt payment for vehicles purchased, and we have significantly more capital than most of the independent wholesale brokers. Dealers with whom we transact business have stated to us that our public presence and our timely payment policies provides them with a greater degree of comfort as compared to the smaller independent wholesale brokers. On a national basis the wholesale brokers represent a very fragmented part of the auto distribution system and these persons are part of the targeted consolidation and growth plan for our company.

         We compete with the independent wholesale brokers on the basis of service. We are not aware of any other independent wholesale brokers that conduct their operations on the Internet.

         AUTO AUCTIONS. Auto auctions as a whole are the most significant competitor to us in the used car distribution system. According to the 1999-USED CAR MARKET REPORT, in 1997 the total number of vehicles sold by auto auctions was in excess of 10 million units, which represented 38% of total used car sales. From 1982 to 1998, auto auctions' contribution of used cars sold to dealers increased from 6% to 26%. Following is a table showing the source of used cars, expressed as a percent, retailed by dealers for 1998:

               Trade-in on new vehicles                    40%
               Trade-in on used purchases                  25%
               Auto Auctions purchases                     26%
               Street purchases                             6%
               Other, including wholesalers                 3%

         As shown in the table above, 71% of the used cars retailed are purchased directly from the consumer through trade-in or street purchases. The remaining 29% are purchased from other sources. Auto auctions account for 26% of this remaining 29%. Therefore, auto auctions are our most significant competitor.

         Auto auctions originally began as "dealer exchanges" and over time have evolved into the current distribution system of most of the used cars between dealers. There are several nationally recognized companies in the auto auction market. According to the 1999-USED CAR MARKET REPORT, Manheim Auctions, the largest in the United States, has 64 locations and sold over 5.2 million units in 1997, representing over 50% of all auto auction sales during that period. ADT Automotive, Inc. has 28 locations, and sold 2.1 million cars in 1997, which represented 21% of the auto auction market. Recently Manheim announced that they have agreed in principal to acquire ADT. This transaction will result in a further consolidation of the auction industry and has been approved by the Federal Trade Commission subject to Manheim's divestiture of certain auctions to an independent third party. In addition to the two organizations mentioned above, there are numerous independent auto auctions located throughout the United States and Canada.

         Generally, an auto auction company holds an auction once a week or at other intervals, allowing the company to accumulate a number of vehicles for sale. During the auctions, persons in attendance make bids on a particular vehicle. The highest bid is generally accepted. If none of the bids meets a certain set minimum to the company, the vehicle may be held over to the following week's auction. The auction then proceeds to the next vehicle.

         We believe that the manner in which auto auctions conduct business is highly inefficient in today's environment. Specifically, dealers selling used vehicles through the auto auctions may be delayed in converting their used vehicles into cash for up to 45 days because; (1) auctions are held only periodically, and (2) because bids at the auctions may not be acceptable.

         A dealer selling a vehicle to us may receive approximately the same amount or slightly less as compared to the net amount he would receive from a sale at the auto auction, after deducting the fees charged by the auction. However, he will receive his money faster by utilizing our services.

         A dealer who buys a vehicle from us may pay approximately the same amount or slightly more as compared to the net amount paid for a vehicle at the auto auction, after adding the fees charged by the auction. However, a buying dealer utilizing our services is not forced to compete on a price basis with other buying dealers and he does not need to spend the day at the auction away from his place of business.

         As explained above, our brokers have the responsibility to sell the used cars he or she has purchased. As opposed to a car receiving a few minutes of attention from dealers at an auto auction, our brokers can give a car hours of focused attention with dealers. We believe that the difference between auto auctions and our business is analogous to a house which is sold by posting a sign in the front yard versus hiring a realtor to advertise and market the house to targeted prospective buyers.

         Manheim Auctions announced in April 2000 that it has established a new division that has been created to address the Internet applications to its business practices. Manheim currently is providing a listing of vehicles on-line prior to their sale at auction and will allow dealers to purchase these vehicles from the Internet. Manheim's new Internet division will provide significant competition to our company.

         We do not compete with the retail used car business.

         OTHER WHOLESALE INTERNET OPERATIONS. Autodaq.com Inc. is an entity that currently provides an Internet Web site that competes with our Internet business-to-business initiatives, which are directed to the acquisition and redistribution of off-lease vehicles. Because Autodaq.com is privately held there is little public knowledge about their company, their financial strength or their business model. We consider Autodaq.com to be a major competitor.

         MyTradeIn.com Inc. is a private entity that is planning to introduce a Web site WWW.MYTRADEIN.COM that will compete with our Internet initiative WWW.TRADEINCARSONLINE.COM. Because this Web site is not currently functional, we are unable to determine the business model it represents nor are we able to access to what extent they will be competition. We believe mytradein.com will be a major competitor.

GOVERNMENT REGULATION

         Compliance with government regulations does not impose a significant impact on the sale of used cars between dealers. Laws between state motor vehicle divisions do vary and we perform what duties we consider are reasonable and appropriate to remain current on any law changes.

EMPLOYEES AND BROKERS

         As of May 5, 2000, we had 39 full-time employees, no part-time employees, and 44 brokers. Employment levels remain relatively high as we anticipate future growth. We depend upon a limited number of key management and technical personnel. As we continue to mature, grow and diversify, our need for highly skilled professionals increases. Our continued success will depend in large part upon our ability to retain and attract managerial and technical personnel with significant experience in finance, technology and computers, marketing, and sales as well as managers and brokers who have significant automobile industry experience. None of our employees is represented by labor organizations; we have never had a work stoppage or slowdown as a result of labor issues; and we have excellent relations with our employees. Management believes that the adoption of the 1997 Stock Option Plan, along with other company benefits, will enhance employees' interest in remaining with us. In the future, management is planning to add further incentives to attract and retain high quality personnel.


ITEM 2.           PROPERTIES.

         We lease administrative and warehouse facilities, comprising a total of 13,500 square feet in Scottsdale, Arizona, from an unrelated third party under an operating lease expiring September 30, 2002. In addition, we sublease 3,000 square feet of office space from an unrelated third party that expires February 28, 2002. We opened an office and warehouse facility in Albuquerque, New Mexico, on June 1, 1998, and entered into an operating lease for 5,000 square feet with a related party. The original lease that expired on May 31, 1999 has been extended to May 31, 2001. We lease an office and warehouse facility of approximately 7,000 square feet in Bend, Oregon, on a month-to-month basis from a related party. We lease an office and warehouse facility of approximately 8,000 square feet in Philadelphia, Pennsylvania from an unrelated third party that expires on April 1, 2003. We lease an office of approximately 2,000 square feet and a holding lot facility of approximately one acre in San Antonio, Texas from an unrelated third party that expires on April 1, 2001.

         We believe that the leases are renewable on substantially similar terms. In the event that the leases are not renewed, we believe that leasing any non-customized facility can fill current general office/warehouse needs.

         We believe that our existing facilities are suitable and adequate for our operations and that productive capacity is being utilized.

ITEM 3.           LEGAL PROCEEDINGS.

        The Company and certain of its subsidiaries have been named as defendants in various claims, complaints and other legal actions arising in the normal course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect upon the financial condition, results of operations or cash flows of the Company. See "Forward-Looking Statements" below.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS.

         Our common stock traded over-the-counter on the OTC Bulletin Board from January 29, 1998 to August 2, 1999, and since November 8, 1999. From August 3, 1999 to November 5, 1999, our common stock traded on the "pink sheets". The following table sets forth the range of high and low bid quotations for each fiscal quarter since the stock began trading. These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not necessarily represent actual transactions.

         Fiscal Quarter Ending                                     High Bid                Low Bid

         March 31, 1998................................            $ 1.1250                $ 0.0250
         June 30, 1998.................................            $ 1.1250                $ 0.7500
         September 30, 1998............................            $ 1.0625                $ 0.1875
         December 31, 1998.............................            $ 1.6875                $ 0.5000
         March 31, 1999................................            $ 7.7500                $ 1.5625
         June 30, 1999.................................            $ 3.7500                $ 1.8750
         September 30, 1999............................            $ 2.1250                $ 0.6250
         December 31, 1999.............................            $ 2.0000                $ 0.6250
         March 31, 2000................................            $ 7.6250                $ 1.5000
         June 30, 2000.................................            $3.2500                 $1.1000

         On July 5, 2000, the closing price for the common stock was $1.1875.

         The number of record holders of common stock as of March 31, 2000 was 76 according to our transfer agent.

         Our common stock is subject to SEC rules relating to "penny stocks," which apply to non-NASDAQ companies whose stock trades at less than $5.00 per share or whose tangible net worth is less than $2,000,000. Prior to the sale of a penny stock recommended by the broker-dealer to a new customer who is not an accredited investor, the broker-dealer must approve the customer's account for transactions in penny stocks in accordance with procedures set forth in the SEC's rules. The broker-dealer must obtain information about the customer's financial situation, investment experience, and investment objectives. Using this information, the broker-dealer must be able to determine that transactions in penny stocks are suitable for this customer and that the customer has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker-dealer must furnish the customer with a written statement setting forth the basis for the broker's determination of suitability. The customer must sign, date, and return the statement to the broker-dealer. In addition, the broker-dealer must obtain a written agreement from the customer to purchase the penny stock that sets forth the identity of the stock and number of shares to be purchased. A separate agreement must be obtained for each penny stock purchased by the customer until he or she becomes an "established customer."

         Holders of shares of common stock are entitled to dividends when, and if, declared by the board of directors out of funds legally available for the payment of dividends. We have never paid any cash dividends on our common stock and intend to retain future earnings, if any, to finance the development and expansion of our business. Our future dividend policy is subject to the discretion of the board of directors and will depend upon a number of factors, including future earnings, capital requirements, and our financial condition.

ITEM 6.           SELECTED FINANCIAL DATA.

         The balance sheet and income statement data shown below were derived from our audited financial statements. You should read this data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as our financial statements and notes thereto, included elsewhere in this report.


           BALANCE SHEET DATA:                        MARCH 31, 2000         MARCH 31, 1999        MARCH 31, 1998

           Current assets                             $  15,190,469          $   10,701,308        $    3,893,221
           Total assets                               $  30,120,351          $   13,077,130        $    3,961,845
           Current liabilities                        $   9,845,453          $    8,190,443        $    2,687,512
           Long-term liabilities                      $   1,819,500          $    1,975,623        $      534,465
           Stockholders' equity                       $  18,455,398          $    2,911,064        $      739,868
           Working capital                            $   5,345,016          $    2,510,865        $    1,205,709

           INCOME STATEMENT DATA:                                                                  JULY 10, 1997
                                                                                                    (INCEPTION)
                                                        YEAR ENDED             YEAR ENDED             THROUGH
                                                      MARCH 31, 2000         MARCH 31, 1999        MARCH 31, 1998
           Net sales                                  $   131,861,292        $   97,665,410        $   31,581,117
           Income (loss) from operations              $      (749,400)       $      607,968        $      117,750
           Net income (loss) before taxes             $    (2,643,787)       $      171,820        $       15,899
           Net income (loss)                          $    (2,587,753)       $      115,241        $       12,384
           Earnings (loss) per share                  $         (0.12)       $         0.01        $         0.00





ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in the forward-looking statements. All period references are from September 22, 1997, commencement of operations, through March 31, 1998 and the years ended March 31, 1999 and 2000.

GENERAL

         The following presentation sets forth Management's Discussion and Analysis of Financial Condition and Results of Operations from September 22, 1997, commencement of operations, through March 31, 1998, and the years ended March 31, 1999 and 2000. The presentation includes a discussion of us with our wholly owned subsidiaries, Auto Network Group of Arizona, Inc. ("ANET-AZ"), Auto Network Group of New Mexico, Inc. ("ANET-NM"), Auto Network Group Northwest, Inc. ("ANET-NW"), Pinnacle Dealer Services, Inc., National Dealer Services ("NDSCo"), AutoTradeCenter Remarketing Services Inc. formerly Walden Remarketing Services, Inc. ("Walden Remarketing"), and BusinessTradeCenter.com Inc. ("BTC")

         As a result of the acquisition of our subsidiaries, as further described in the following paragraphs, the trend information should be carefully read and evaluated.

OVERVIEW

         We began operations on September 22, 1997 and completed our first fiscal year on March 31, 1998. During this period of time the founders were involved in the normal activities associated with any start up venture. Management focused its activities on hiring and training personnel, developing accounting and management systems and controls, and expanding our operations into different markets. On June 1, 1998, we opened the office and warehouse facility in Albuquerque, New Mexico. Pinnacle Dealer Services, Inc. was acquired in August 1998. Pinnacle Dealer Services, Inc. provides to our dealer network, through third party financing arrangements, financing for the purchase of vehicles that are purchased by dealers from us. Making financing available to dealers has the effect of increasing sales and cash flow without exposing us to any financing risks. These dealers, who are independent of our company, are obligated to the third party for any financing extended to them. The third party has the risk of making the loans. On July 20, 1999, we opened our office and warehouse facility in Bend, Oregon. On April 1, 2000, we began operations in the Philadelphia, Pennsylvania area, with the incorporation of Auto Network

Group of Eastern Pa., Inc. At the same time, we began operations in San Antonio, Texas, with the establishment of Auto Group of San Antonio Ltd., a Texas limited partnership. In each of these transactions, we entered into a management consulting agreement with the individual or entity responsible for managing each respective operation. Under these agreements, certain of our common shares have been issued to such managers, subject to forfeiture based on both future earnings levels and continuity of management. In addition, options to acquire additional common shares can be earned by management based on future performance. As part of our agreements these managers have contributed debt subordinate to our interest in each operation to help provide liquidity and protect us from the first losses, if any, sustained by these operations. We also have signed letters of intent to open additional wholesale operating facilities in Hartford, Connecticut, and Houston, Texas. These facilities are expected to become part of our operations during our second fiscal quarter.

         In January 1999, we announced the development of our Internet site WWW.AUTOTRADECENTER.COM. Our now wholly owned subsidiary, BusinessTradeCenter.com, owns and operates the site development and technology for the site. The start-up costs for the development of the site were not material, since the prior minority owner of BusinessTradeCenter.com contributed the technology for the site design for its ownership interest. Through April 30, 2000, no revenues have been generated from the operations of this site. However, effective February 1, 2000, a new web site powered by our technology began generating revenue. Access to this web site is limited to American Honda Finance Corporation and its dealer base. Our remarketing agreement with Honda Finance Corporation gives us an exclusive contract to remarket, over the Internet, all of Honda's off-lease vehicles for two years. The Honda web site became operational in all Honda and Acura dealerships by June 15, 2000 upon completion of a phase in period beginning in April 2000. The opportunity to enter into the agreement with American Honda Finance Corporation and others resulted directly from our acquisition of Walden Remarketing Services on March 31, 1999. Walden Remarketing Services is now known as AutoTradeCenter Remarketing Services. We have also signed a letter of intent with Suzuki to develop a pilot program, similar to the program developed for Honda, utilizing our Internet technology systems and procedures to remarket their program vehicles to dealers. The Suzuki pilot program is scheduled to begin August 1, 2000.

         In December 1999, we introduced our second Internet site, WWW.TRADEINCARSONLINE.COM, which has been designed to facilitate the Internet car buying process by providing a firm bid on trade-ins. We initiated a pilot program in Arizona in May 2000 and if successful intend to provide this service to customers nationally within 90 days thereafter. As part of this program, we have entered into a strategic alliance with WWW.AUTOBYTEL.COM, an Internet company that sells new cars on line. Our letter of intent with Autobytel.com calls for us to make a firm bid on trade-ins from their prospective customers. If we are successful in acquiring cars through this program we intend to wholesale such cars either through our land-based operations (Auto Network Group) or over the Internet to our dealer network. Until we have executed an agreement with Autobytel.com Inc., our letter of intent with them is not binding on either party. In addition we are currently negotiating with two other similar on-line new car-buying services to provide bids for their prospective customer's trade-ins.

RESULTS OF OPERATIONS

          Income (loss) from operations was $117,750 from inception through March 31, 1998, $607,968 for the year ended March 31, 1999, and ($749,400) for the year ended March 31, 2000; net income (loss) for these periods was $12,384, $115,241 and ($2,587,753) respectively.

           For the fiscal year ended March 31, 2000, we reported consolidated sales of $131,861,292, as compared to sales of $97,665,410 for the year ended March 31, 1999 and sales of $31,581,117 for the period ended March 31, 1998. The increase in sales in the fiscal year ended March 31, 2000 is due to: (1) the inclusion of twelve months operations of our land based operations in New Mexico that began operations in June of 1998; (2) the acquisition of our land based operations in Oregon in July of 1999; and (3) an increase in the number of wholesale brokers in Arizona. New Mexico and Oregon operations contributed $35,552,221 and $12,437,087 to consolidated revenues, respectively in the fiscal year ended March 31, 2000, as compared to $ 18,088,097 and none respectively in our fiscal year ended March 31, 1999. Sales in Arizona increased 6 % to $84,570,897 for the fiscal year ended March 31, 2000 as compared to $79,871,040 in the same period in 1999. Sales for the period ended March 31, 1998 all were from Arizona.

           The number of vehicles sold for the year ended March 31, 2000 was 8,922 compared to 6,507 units for the fiscal year ending March 31, 1999 and 1,862 for the period ended March 31, 1988. The average price per vehicle sold ($16,460 in Arizona: $11,827 in New Mexico and $15,986 in Oregon) has remained relatively constant. We generally have approximately 300 to 350 vehicles on hand at any given time.

         We realized a gross profit margin of 4.1% for the period ended March 31, 1998, 4.4% for the fiscal year ended March 31, 1999, and 4.6% for the fiscal year ended March 31, 2000. The positive change in the gross profit percentage for the most recent periods compared to the prior periods presented is attributable to the increase of $25.00 we made effective January 1, 1999 to the fee retained on the sale of each vehicle for certain brokers as well as a new revenue sharing program for other brokers where-in profits and losses are split between us and the broker. Management does not anticipate that our gross margin will change significantly in the near term.

         Total operating expenses were $1,183,120 for the period ending March 31, 1998, $3,668,606 for the year ended March 31, 1999, and $6,840,557 for the year ended March 31, 2000, resulting in income (loss) from operations of $117,750, $607,968, and ($749,400), respectively. One major factor contributing to the increase in the operating expenses for all periods presented is the increase in selling expense, which are primarily commissions paid to brokers. Selling expenses were $905,303 for the period ending March 31, 1998 and $2,772,192 for the year ended March 31, 1999, and $4,084,987 for the year ended March 31, 2000. As a percent of sales, selling expense in Arizona was approximately 1.6% of sales as compared to approximately 5% in New Mexico and Oregon. The variance primarily is due to differences in computing compensation for brokers in Arizona as compared to New Mexico and Oregon. In Arizona certain broker's earnings are divided between the broker and the Company based on a predetermined ratio. In New Mexico and Oregon, brokers pay us a fixed fee per car sold irrespective of the gross profit earned on the sale. General and administrative expenses were $274,388 for the period ended March 31, 1998, $868,556 for the year ended March 31, 1999, and $2,397,342 for the year ended March 31, 2000. General and administrative expenses of $2,397,342 were approximately 1.8% of revenues as compared to prior years during which general and administrative expenses were approximately 1% of revenues. The increase in general and administrative expenses, in addition to the increase resulting for our expanded operations, primarily is attributable to expenses incurred in the development of our web site, unusual one-time costs associated with our registration process, costs associated with our capital raising efforts, enhancements of our accounting and management information systems, and costs associated with the hiring and training of personnel. Subsequent to the year-end additional personnel were added to our payroll as well as additional office facilities, equipment, computer hardware and software.

          The Company also increased its allowances for doubtful accounts by$1,045,970 as more fully described in note B of our financial statements for the year ended March 31, 2000. The provision was required to reduce accounts receivable from certain prior and current brokers to net realizable value. New policies and controls instituted by management subsequent to the end of our fiscal year should minimize bad debt expense, however, it is possible than not-withstanding these new policies and controls we may suffer significant bad debt losses in the future.

         Interest expense was $114,404 for the period ending March 31, 1998, $416,779 for the year ended March 31, 1999, and $950,550 for the year ended March 31, 2000 The dollar increase is attributable to the significant increase in the amount of borrowings that increased from $1,213,000 at March 31, 1998 to $5,440,946 at March 31, 1999, and to $7,018,046 at March 31, 2000 The additional borrowings primarily were used to finance our accounts receivable and inventory. The effective annualized rate of interest was approximately 11% for all periods presented.

         Depreciation and amortization increased from $3,429 for the period ended March 31, 1998 to $27,858 for the fiscal year ended March 31, 1999 to $358,228 for the fiscal year ended March 31, 2000. The significant increase in depreciation to $101,487 for the fiscal year ended March 31, 2000 is due to purchases of property and equipment required to expand our land based operations, improve our internal reporting and communications and to initiate our e-commerce business with Honda and others. Amortization increased to $256,741 for the fiscal year ended March 31, 2000 from $3,212 for the fiscal year ended March 31, 1999 and $152 for the period ended March 31, 1998, as a result of our increase in intangible assets from $14,676 at March 31, 1998 to $2,207,378 at March 31, 1999 to $13,506,484 at March 31, 2000. The increase in intangible assets, primarily relating to purchased goodwill during the fiscal year ended March 31, 1999, resulted from our acquisitions of ANET-NM, Pinnacle Dealer Services, Inc., and Walden Remarketing. During the fiscal year ended March 31, 2000, increases in goodwill resulted from our acquisitions of NDSCo, the minority interest in BTC, and ANET-NW. Depreciation and amortization for the fiscal year ended March 31, 2001 based on carrying values of tangible property and equipment and intangible assets will be $470,684 and $1,374,695 respectively.

FLUCTUATIONS IN OPERATING RESULTS

         We have had limited experience to determine if our operations will be subjected to major fluctuations or trends. Historically, the used car market has remained relatively stable as an industry. Industry projections over the next few years indicate there will be an upward trend in used car sales; however, there can be no assurance that our sales will parallel industry projections or that industry projections will materialize.

FINANCIAL CONDITION

         MARCH 31, 2000. Total assets were $30,120,351 at March 31, 2000, an increase of $17,043,221 from total assets of $13,077,130 at March 31, 1999. A substantial amount of this increase is reflected in net intangible assets that increased from $2,207,378 at March 31, 1999 to $13,506,484 at March 31, 2000.
The increase is due to our acquisitions (as more fully described elsewhere) of other entities for shares of our common stock and other consideration The increase in total assets also reflects the growth we have experienced through the deployment of the capital and debt raised from outside investors.

         Total liabilities increased from $10,166,066 at March 31, 1999 to a consolidated total of $11,664,953 at March 31, 2000. This increase primarily is attributable to our increases in business and revenues.

         Stockholders' equity increased from $2,911,064 at March 31, 1999 to a consolidated balance of $18,455,398 at March 31, 2000. The increase is attributable to: $4,766,341 of net proceeds from the sale in a private placement of our Series C and series D preferred shares; $9,375,000 from the issuance of common shares to acquire the minority interest in a subsidiary (BTC); $2,801,590 from the issuance of common shares to acquire a wholly owned subsidiary (NDSCo.); $250,000 of net proceeds from the sale of common stock as a result of exercise of options and warrants; the issuance of common stock valued at $193,401 in connection with the acquisition of our Northwest subsidiary; $80,000 in common shares issued for software development; $314,475 relating to a conversion of debt to equity; and $351,280 for the fair value of stock options granted. These increases were offset by our net loss for the year of $2,587,753.

             During February 2000 we issued 20,800 shares of Series C preferred stock ("Series C") for $2,080,000. Each share of Series C preferred stock is convertible, at the option of the holder, at any time, into 80 shares of Common Stock of the Corporation, which is based on the initial conversion price of $1.25. We assigned an intrinsic value of $1,697,280 to this conversion feature. As a result, a constructive dividend in this amount was charged to retained earnings with a corresponding increase in common stock. Each share of Series C preferred stock is entitled to a $100 liquidation preference over common stockholders. The Series C preferred stock is non-voting.We have the right and option upon notice to the holders of the Series C preferred stock to call, redeem, and acquire any or all of the shares of Series C preferred stock at a price equal to $110.00 per share, at any time to the extent such shares have not previously converted to common stock pursuant to the terms described above; provided, however, that the holders of the Series C preferred stock shall, in any event, have the right during the 30-day period immediately following the date of the Notice of Redemption, which shall fix the date for redemption, to convert their shares of Series C preferred stock.

         During February 2000 we issued 31,200 shares of Series D preferred stock ("Series D") for $3,120,000. Each share of Series D preferred stock is convertible, at the option of the holder, at any time, into shares of Common Stock of the Corporation equal to $100.00 divided by the conversion price which shall be equal to 65% of the average closing bid price for the common stock for the 10 trading days immediately preceding the date of conversion. The maximum conversion price shall be $4.00 per share. We assigned an intrinsic value of $1,680,000 to this conversion feature. As a result, a constructive dividend in this amount was charged to retained earnings with a corresponding increase in common stock. Each share of Series D preferred stock is entitled to a $100 liquidation preference over common stockholders. The Series D preferred stock is non-voting. We have the right and option upon notice to the holders of the Series D preferred stock to call, redeem, and acquire any or all of the shares of Series D preferred stock at a price equal to $110.00 per share, at any time to the extent such shares have not previously converted to common stock pursuant to the terms described above; provided, however, that the holders of the Series D preferred stock shall, in any event, have the right during the 30-day period immediately following the date of the Notice of Redemption, which shall fix the date for redemption, to convert their shares of Series D preferred stock in accordance with the terms described above.

         MARCH 31, 1999 AND 1998. Total assets increased from $3,961,845 at March 31, 1998, to a consolidated total of $13,077,130 at March 31, 1999. Total assets for our company at March 31, 1999, without our subsidiaries, increased from $3,961,845 at March 31, 1998 to $11,331,249 at March 31, 1999. This
increase reflects the growth we have experienced through the deployment of the capital and debt raised from outside investors.

         Total liabilities increased from $3,221,977 at March 31, 1998 to a consolidated total of $10,166,066 at March 31, 1999. The increase attributable to all subsidiaries was $1,672,628 at March 31, 1999, with the remaining balance of the increase due to short-term debt financing.

         Stockholders' equity increased from $739,868 at March 31, 1998 to a consolidated balance of $2,911,064 at March 31, 1999. We attribute the increase at March 31, 1999 to earnings of $115,241 generated during the year ended March 31, 1999, $372,037 of net proceeds from the sale of preferred stock, the issuance of common stock valued at $1,604,480 of goodwill in connection with the acquisition of our subsidiaries, and $79,438 which was the fair value of stock options granted for the year.

LIQUIDITY AND CAPITAL RESOURCES

         MARCH 31, 2000 AND 1999 We used $2,371,839 of cash to support our operating activities for the fiscal year ended March 31, 2000, as compared to $3,695,046 for the fiscal year ended March 31, 1999 The major components contributing to the use of cash funds for operations for the fiscal year ended March 31, 2000, other than our net loss for the year of $2,587,753, reduced by $709,508 for depreciation and amortization and stock options issued for services, were the increase in accounts receivable of $779,921 (net of the bad debt expense) and decrease in accounts payable, accrued liabilities, and deferred income taxes totaling $118,454. The increase in accounts receivable was the result of increased sales from expanded operations in New Mexico, opening a facility in Oregon and increasing revenue in Arizona. These increases were offset by decreases in inventory of $379,866 and in prepaid expenses of $ 24,915. Total inventory declined due to better controls over operations instituted by management. For the period ending March 31, 1999, accounts receivable increased $3,492,114 (net of the bad debt expense), inventories increased $2,845,459, and prepaid expenses and other current assets decreased $70,906. These increases were offset by an increase in accounts payable of $2,448,261 and accrued liabilities of $95,445. Increases in these assets and liabilities resulted from our business expansion in Arizona our and our initiation of operations in New Mexico.

         Our investing activities for the fiscal years ended March 31, 2000 and 1999 required a use of cash of $473,837 and $182,185, respectively. For the fiscal year ended March 31, 2000, our investing activities comprised primarily of the purchase of property and equipment for $536,512, less proceeds from sales of property and equipment of $62,675. Property and equipment acquired in the fiscal year ended March 31, 2000 primarily were computer hardware and software required for business expansion and our e-commerce and Internet operations.

          For the fiscal year ended March 31, 1999 $158,287 was expended for property and equipment and $56,277 was sold. In addition $80,175 was used for investment and acquisitions.

         We supported the cash needs identified above by net borrowings of $1,887,321 and proceeds from the issuance of convertible preferred stock and common stock of $4,766,341 and $250,000, respectfully, for the fiscal year ended March 31, 2000. For the fiscal year ended March 31, 1999 cash needs were supplied by net borrowings of $2,586,033 and the issuance of long-term debt and convertible preferred stock for $1,216,913 and $372,037 respectfully.

         MARCH 31, 1999 AND 1998. We used $3,695,046 of cash to support our operating activities for the year ended March 31, 1999, as compared to $1,881,132 for the period ended March 31, 1998. The major components contributing to the use of cash funds for operations for the year ended March 31, 1999 was the increase in accounts receivable of $3,492,114 (net of bad debt expense) and inventory of $2,845,459. These increases were offset by a corresponding increase in account payable of $2,448,261. For the period ending March 31, 1998 accounts receivable increased $1,705,323 and inventories $2,182,898. Once again, these increases were offset by an increase in accounts payable of $1,916,020.

         Our investing activities for the year ended March 31, 1999 and the period ended March 31, 1998 required a use of cash of $182,185 and $59,353, respectively. For the year ended March 31, 1999, our investing activities were limited to the purchase of property and equipment of $158,287, sale of property and equipment of $56,277, investments in other assets of $605, and cash paid for acquisitions of $79,570. For the period ended March 31, 1998 $57,225 was expended for property and equipment and $2,128 for investments made in other assets.

         We supported the cash needs identified above by receiving cash from net borrowings of $2,586,033, proceeds from issuance of long-term debt of $1,216,913 and proceeds from the issuance of preferred stock of $372,037 for the year ended March 31, 1999. For the period ending March 31, 1998, our cash needs were supplied by the net borrowings of $832,000, proceeds from long-term debt of $381,000, and issuance of preferred and common stock totaling $727,485.

         The model for expansion into other markets and the opening of other facilities requires the independent wholesale broker in the new location to subordinate debt to the funds contributed by us into the operation. This provides the new location with additional working capital to expand sales volume. We estimate that each new operation will require between $500,000 and $1,000,000 in capital to support inventory and receivable levels. We anticipate that the independent wholesale broker will contribute approximately 25% of such funds in the form of subordinated debt.

         Effective September 1, 1998, Pinnacle Dealer Services initiated a financing program for dealers who purchase vehicles from us. We intend to improve our cash flows through utilization of this financing program.

         In addition, on March 26, 1999, we obtained a $3,000,000 revolving line of credit with Wells Fargo Business Credit, Inc. that provided sufficient short-term liquidity and capital to implement our business plan, including providing for the expansion into other markets. The note that evidences this obligation to Wells Fargo Business Credit bears interest at 1.5% over prime and has been extended from its original due date of March 31, 2000 to June 30, 2000, and subsequently to September 30, 2000. The amount outstanding on our revolving line of credit at March 31, 2000 was $1,112,418. We intend to renegotiate or replace this credit facility by September 30, 2000.

         Total debt at March 31, 2000 was $7,018,046. $1,819,500 due to former officers or entities controlled by former officers is due on April 1, 2001. The balance of our debt other than $1,112,418 due to Wells Fargo Business Credit, Inc. is due prior to March 31, 2001. All such debt is due to former officers and directors, shareholders and related parties. On May 5, 2000, $300,000 of this debt has been converted into equity.

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

ANTICIPATED TRENDS

         Management anticipates that the current level of sales will increase significantly during our fiscal year ending March 2001. The expected sales increase is attributable to the expansion of our wholesale operations into the San Antonio, Texas, and Philadelphia, Pennsylvania, markets as of April 1, 2000 and the anticipated expansion resulting from letters of intent to open wholesale operations in Hartford, Connecticut and Houston, Texas during our second fiscal quarter of our fiscal year ended March 31, 2001. In addition to our wholesale operation expansion efforts, our agreements and letters of intent with American Honda Finance Corporation, American Suzuki Motor Corporation and Autobytel.com Inc. will generate fee revenue that has not previously been available to our company Our Honda re-marketing program was launched in April 2000. Revenue for April was less than $25,000 as we began the program with dealers located only on the west coast. In May 2000 we began our ramp-up and added additional dealers in other parts of the United States. During May, 1780 Honda and Acura vehicles were sold through our web site resulting in revenues to us of $47,000. Effective June 15, 2000, all Honda and Acura dealers in the United States were using the re-marketing program. For the month of June 2000, 2,319 Honda and Acura vehicles have been sold resulting in revenues to us of $69,400 for the month. We anticipate a substantially greater number of car sales and revenues in the months to come as a larger number of vehicles are coming off lease and will be available to all Honda and Acura dealers in the United States. Our Suzuki program will begin in August 2000, and also will add additional revenue. The Autobyetel program is currently under development and accordingly, we cannot estimate a start date for earning revenue from this or similar programs.

         We estimate that approximately $5 million will be required to fund our e-Commerce operations both to augment our current operations and to expand into new markets, $2 million will be needed for marketing programs, $2 million for the Internet development which includes capital expenditures, and $5 million for the cash needs required to support the increase in inventory and accounts receivable that will be generated from the anticipated growth of our land based operations. In addition repayment of current short term and long term debt could require up to another $7 million. We are currently in the process of reevaluating our total needs and the appropriate financing to address such needs with input from investment banking firms and others.

         While management anticipates significant growth during its fiscal year ending March 31, 2001, our ability to grow depends upon our ability to raise the estimated $21 million in capital and debt financing required to fund such growth. We raised $5 million privately through the sale of Series C and D preferred stock in February 2000. In addition, we have extended the line of credit with Wells Fargo Business Credit until September 30, 2000 and have extended certain of our debt due to related parties under favorable terms up to April 1, 2001 that allows time to negotiate long-term credit facilities. We cannot assure you that we will be able to raise the additional capital or debt financing to execute our business plan that includes expanding existing operations, expanding into new markets, and developing our Internet site. In addition, extensions of existing debt terms may again be necessary in order for us to meet obligations as they come due. Failure to extend these terms will force us to reduce our current level of sales that could have a negative impact upon shareholder value of our common stock.

YEAR 2000 ISSUES

         We have segregated our discussions of Year 2000 issues into the following categories:

o OUR STATE OF READINESS. We have identified and addressed all year 2000 issues that we believe will have an impact upon our business. All information technology systems that we use directly in our operations are represented by the manufacturers to be Year 2000 compatible. To date, we have not experienced any Year 2000 issues. With respect to non-technical Year 2000 issues, we do not rely upon machinery or equipment that may contain embedded technology, such as microcontrollers, other than in the used vehicles we purchase and sell, mechanical heating and air conditioning equipment relating to our office and warehouse facilities, and our telephone answering system. We have prepared our remediation plan addressing these potential issues that includes the following:

1. All internal technology software systems have been tested, with no indication of Year 2000 transition issues.
2. To date, all technology hardware has functioned properly. Replacements prior to December 31, 1999 were made where appropriate; the cost of these replacements is included in the costs described below.
3. We have addressed any issues with respect to used vehicles we purchase or sell.
4. To date, the mechanical and air conditioning systems has continued to function properly.
5.   Our telephone system will not be affected.

         We depend upon third parties' technology, such as banks, the Federal Reserve System, and the Internet for the conduct of our business. We have relied upon written assurances from these third parties that they are Year 2000 compliant. To date, we have not experienced any Year 2000 issues with third party technology.

o THE COST TO ADDRESS OUR YEAR 2000 ISSUES. We have modified some of our information technology and software at an estimated cost of less than $10,000. The total cost to remedy all of our Year 2000 issues was estimated at $22,000.

o THE RISKS OF OUR YEAR 2000 ISSUES. Our most reasonable likely worst case Year 2000 scenario involves a breakdown in the communication systems in telephone equipment and in accessing the Internet. While we have not experienced any Year 2000 issues to date, if any should occur, our anticipated business plan and the use of the Internet during Year 2000 would be impaired.

o OUR CONTINGENCY PLANS. We have developed a contingency plan addressing numerous potential risks. As stated above in our comments related to our state of readiness, all technological risks have been addressed and resolved. All remaining potential risks have been classified as either inconveniences or catastrophic. All inconveniences will be dealt with as they occur. Barring a major catastrophic breakdown in operations and systems out of our control, such as a complete collapse of the banking and communications systems in the world, we are prepared to make the necessary adjustments without a significant loss. If there is a complete collapse of the banking and communications systems in the world, or if we are unable to adequately resolve any issues that we currently classify as inconveniences, or if any unidentified technological issues become unresolvable in the short run, we will be forced to shut down our operations until these systems become operational.


ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See the financial statements beginning with page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The officers and directors of the company are as follows:


Name                                       Age                          Position
Roger L. Butterwick                        53                           President, Treasurer and Director
John E. Rowlett                            51                           Secretary, Director
Michael H. Feinstein                       64                           Chief Financial Officer

         The term of office of each director of our company ends at the next annual meeting of our stockholders or when such director's successor is elected and qualifies. No date for the next annual meeting of stockholders is specified in our Bylaws or has been fixed by the board of directors. The term of office of each officer of our company ends at the next annual meeting of our board of directors, expected to take place immediately after the next annual meeting of stockholders, or when such officer's successor is elected and qualifies.

         ROGER L. BUTTERWICK has been the President and a director of our company since December 8, 1999 and our Treasurer since April 2, 1999. Prior to joining our company, Mr. Butterwick devoted the majority of his time as a partner in Cambridge Management Associates, LLP, an organization in the business of structuring and securing financing for developing organizations. Previously, Mr. Butterwick was an owner of Lehman, Butterwick & Company, P.C., a large local certified public accounting firm located in Denver, Colorado. In addition, he has been involved with the finance and mortgage banking industries. Mr. Butterwick received his Bachelor of Science in Business Administration from the University of Denver. He is a member of the American Institute of CPA's. Mr. Butterwick is a full-time employee of our company.

         JOHN E. ROWLETT has been the Secretary and a director of our company since December 8, 1999. Mr. Rowlett is a 25-year veteran of the automobile business. He has extensive expertise in all areas of dealership management, including facility design, development and maintenance, sales, sales management, general management, finance, CSI, wholesaling, reconditioning, parts, service and body shop management, forecasting, budgeting, policy administration, inventory acquisition and control, market trends, and financial management. Mr. Rowlett has been charged with the responsibility of managing large retail mega-dealerships involving multiple locations and new car store franchises. Accomplishments include:

o        Graduate of Chrysler Corporation's Dealer Academy

o Experienced in turnarounds and rapid growth transitions, outstanding history of rehabilitation of marginal or unprofitable dealerships.

o Accomplished in marketing, product development, operations and direct sales of diverse product lines. o Effective in all phases of labor relations, including recruiting, hiring, training, motivating and supervising.

         MICHAEL H. FEINSTEIN has been the Chief Financial Officer of our company since May 2000. Mr. Feinstein also serves as a director and the chairman of the audit committee of Styling Technology Incorporated of Scottsdale, Arizona, a publicly held manufacturer and distributor of beauty salon products. He has held this position since June 1997. From May 1998 to April 2000, Mr. Feinstein has provided business consulting services in Phoenix, Arizona, in addition to serving for a period of time as the President of a private company engaged in manufacturing located in Tempe, Arizona. From July 1995 to May 1998, he served as the chief financial officer for Monaco Finance, Inc., of Denver, Colorado, a sub-prime automobile finance company formerly listed on NASDAQ. He was the executive vice president and later president of American Southwest Holding, Inc., of Phoenix, Arizona, engaged in the mortgage securitization industry. From 1983 to 1993, Mr. Feinstein was the chief financial officer for MDC Holdings, Inc. and Asset Investors Corporation, both based in Denver, Colorado and traded on the New York Stock Exchange. MDC Holdings is one of the largest homebuilders in the United States and Asset Investors is a real estate investment trust. Prior to 1983, he was a partner with the national public accounting firm of Deloitte and Touche. Mr. Feinstein is a graduate of the Wharton School of the University of Pennsylvania. He obtained his CPA certificate from Colorado and has been a member of the American Institute of CPA's.

ITEM 11. EXECUTIVE COMPENSATION.

         The following table sets forth the remuneration for Mr. Butterwick, who functions as our chief executive officer. We are not required to set forth information for any officer whose total annual salary and bonus does not exceed $100,000.

                                                           SUMMARY COMPENSATION TABLE


                                                                           Long Term Compensation
                                        Annual Compensation                Awards             Payouts
                                                         Other     RESTRICTED   SECURITIES
   Name and                                             Annual        STOCK     UNDERLYING      LTIP        ALL OTHER
  Principal                                            Compensa-    AWARD(S)     OPTIONS/      PAYOUTS    COMPENSATION
  Position        Year      Salary ($)    Bonus ($)     tion($)        ($)       SARS (#)        ($)          ($)

    Roger         1999      $63,000(1)<F1>   -0-          -0-          -0-          -0-          -0-          -0-
 Butterwick       2000        $54,000        -0-          -0-          -0-          -0-          -0-          -0-
  President
-----------------------------------------------------------------------------------------------------------------

(1)<F1>   Includes $36,000 paid to Mr. Butterwick as a consultant prior to becoming President.



         Currently, we pay Mr. Butterwick $13,200 and Mr. Rowlett $12,500 per month plus we provide each a vehicle for their use. Mr. Feinstein receives $11,000 per month plus a car allowance. We reimburse all officers and directors for actual out-of-pocket expenses incurred on our behalf.

         We have no retirement, pension, profit sharing or medical reimbursement plans exclusively covering our officers and directors, although we do contemplate implementing a company sponsored 401(k) plan and providing major medical and dental health insurance coverage for all employees in the near future.

         We have granted stock options to Mr. Butterwick as compensation in his capacity at President. Stock options have also been granted to Mr. Butterwick in connection with loan guarantees and as additional consideration as Treasurer. In addition, certain stock options were granted to Cambridge Management Associates, LLP, an entity controlled by Mr. Butterwick, that provided contracted financial services to our company prior to Mr. Butterwick becoming an officer, as described in Item 13. Certain Relationships and Related Transactions.

CONSULTING AGREEMENT

         On December 1, 1999, we canceled the Consulting Agreement that we had entered into with Dennis E. Hecker as part of our acquisition of Walden Remarketing Services. Mr. Hecker had previously agreed to provide consulting services to our company for a period of three years ending April 20, 2002. The options that had been granted Mr. Hecker as consideration for his services were also cancelled.

STOCK OPTION PLAN

         On August 5, 1997, the shareholders adopted the 1997 Stock Option Plan, which provides for the granting of both incentive stock options and non-qualified options to eligible employees, officers, and directors. The option pool is adjusted annually on the beginning of our fiscal year to a number equal to 10% of the number of shares of common stock outstanding at the end of our last completed fiscal year. At March 31, 2000, the number of shares eligible pursuant to the plan is 2,808,307. The plan is administered by the compensation committee of the board of directors or, if there is no committee, by the board of directors. A registration statement on Form S-8 was filed on May 15, 2000 registering the underlying shares of the options granted. At March 31, 2000, 2,139,755 options had vested and were eligible for exercise at a total exercise price of $2,227,587.

         The plan provides that disinterested directors, defined as non-employee directors or persons who are not directors of one of our subsidiaries, will receive automatic option grants to purchase 10,000 shares of common stock upon their appointment or election to the board of directors. Options shall have an option price equal to 100% of the fair market value of our common stock on the grant date and shall have a minimum vesting period of one year from the date of grant.

         Each option granted under the plan will be evidenced by a written option agreement between our company and the optionee. Incentive stock options may be granted only to employees as defined by the Internal Revenue

Code. The option price of any incentive stock option may not be less than 100% of the fair market value per share on the date of grant of the option; provided, however, that any incentive stock option granted under the plan to a person owning more than 10% of the total combined voting power of our common stock will have an option price of not less than 110% of the fair market value per share on the date of grant of the incentive stock option. Each non-qualified stock option granted under the plan will be at a price no less than 85% of the fair market value per share on the date of grant thereof, except that the automatic stock option grants to disinterested directors will be at a price equal to the fair market value per share on the date of grant. The exercise period of options granted under the plan may not exceed ten years from the date of grant thereof. Incentive stock options granted to a person owning more than 10% of the total combined voting power of the common stock cannot be exercisable for more than five years. No portion of any option will be exercisable prior to the first anniversary of the grant date.

         An option may not be exercised unless the optionee then is an employee, officer, or director of our company or its subsidiaries, and unless the optionee has remained continuously as an employee, officer, or director of our company since the date of grant of the option. If the optionee ceases to be an employee, officer, or director of our company or any subsidiary other than by reason of death, disability, retirement, or for cause, all options granted to such optionee, fully vested to such optionee but not yet exercised, will terminate 90 days after the date the optionee ceases to be an employee, officer, or director. All options, which are not vested to an optionee, under the conditions stated in this paragraph for which employment ceases, will immediately terminate on the date the optionee ceases employment or association.

         As of March 31, 2000, options have been granted under this plan as follows:

   Date of                                                     Number of     Exercise                EXPIRATION
    Grant                        Optionee                       Options        Price      VESTED        DATE
  02/17/98     Employees and Brokers                            300,000        $.15         Yes       02/17/03

  06/01098     Employees and Brokers                            125,000        $.75         Yes       06/01/03

  09/11/98     Broker                                            10,000        $.51         Yes       09/11/03

  09/21/98     Employees and Broker                             175,000        $.425        Yes       09/21/03

  10/15/98     Broker                                            25,000        $1.03        Yes       10/15/03

  12/01/98     Broker                                            25,000        $1.25        Yes       12/01/03

  12/31/98     Brokers                                          583,175        $1.03        Yes       12/31/03

  02/01/98     Employees and Brokers                            130,000        $2.00        Yes       02/01/02

  02/15/99     Broker                                            25,000        $2.00        Yes       02/15/02

  03/31/00     Employee                                          25,000        $3.00        Yes       03/15/02

  06/30/99     Broker                                            42,000        $1.03        (2)<F2>   08/01/00

  10/21/99     Employee                                          25,000        $1.00        (1)<F1>   10/21/02

  10/27/99     Employee                                          25,000        $1.00        (1)<F1>   10/27/02

  11/22/99     Employees                                        125,000        $1.00        (1)<F1>   11/22/02

  01/03/00     Brokers                                          207,080        $2.03        (2)<F2>   01/03/03

  01/05/00     Employee                                          50,000        $1.63        Yes       01/05/03

  02/08/00     Employee                                          25,000        $1.03        (1)<F1>   02/08/03



   Date of                                                     Number of     Exercise                EXPIRATION
    Grant                        Optionee                       Options        Price      VESTED        DATE

  03/01/00     Employee                                         75,000        $ 4.88        (1)<F1>  03/01/04,05
                                                                                                        , 06

  03/15/00     Employee                                         45,000        $ 4.88        (1)<F1> 03/15/04,05,06
---------------

(1)<F1>  To vest one year from date of grant for employees.
(2)<F2> To vest one year from date of grant for brokers so long as the volume of transactions initiated by the optionee for our company one year from date of grant is no less than the volume of transactions at the time of grant.

OTHER OPTIONS

In addition to the stock options granted under the 1997 stock option plan, we have granted options as follows:

  DATE OF GRANT                                       NUMBER OF         EXERCISE                      EXPIRATION
                             OPTIONEE                 OPTIONS             PRICE         VESTED           DATE
    02/24/98           Cambridge Management           300,000             $.32            Yes          03/26/2002
                         Associates, LLP

    07/06/98              Arnold Greenberg             50,000            $.875            Yes          07/06/2000

    07/08/98               John Abadie                 25,000            $.875            Yes          07/08/2000

         Other stock options have been granted to officers and directors in connection with guarantees and other financial transactions.

Item 12.         Security Ownership of Certain Beneficial Owners and Management.

         The following table provides stock ownership information as to the officers and directors individually and as a group, and the holders of more than 5% of our common stock as of March 31, 2000:

                                                                                    Percent of Class (1)
                                                 Number of Shares Owned         Before                 After
Name and address of owner                                                     Conversion          Conversion (2)

Lloydminister Enterprises Limited                      2,500,000                 8.90%                 8.16%
Battersea Bridge Road
London, England SW11 3BG

Kindersley Holdings Inc.                               2,500,000                 8.90%                 8.16%
23 Bentinck Street
London, England W1M 5R1

Mark Moldenhauer                                       1,770,000 (3)<F3>         6.23%                 5.71%
8135 E. Butherus #3                                              (4)<F4>(5)<F5>
Scottsdale, AZ 85260


Dennis E. Hecker                                       2,121,475                 7.55%                 6.92%
500 Ford Road
Minneapolis, MN 55426



                                                                                    Percent of Class (1)
                                                 Number of Shares Owned         Before                 After
Name and address of owner                                                     Conversion          Conversion (2)
Mike Stuart                                            1,547,075 (4)<F3>         5.44%                 4.99%
8135 E. Butherus #3                                              (5)<F5>(6)<F6>
Scottsdale, AZ 85260

Jeff Erskine                                           1,530,008 (4)<F4>(7)<F7>  5.42%                 4.96%
8135 E. Butherus #3
Scottsdale, AZ 85260

John Michael Carrante                                  1,480,479 (8)<F8>         5.25%                 4.82%
8135 E. Butherus #3
Scottsdale, AZ 85260

Joseph M. Seaverns & Candace L. Seaverns               1,452,196 (9)<F9>         5.17%                 4.72%
Family Living Trust U/A Dated 6/21/93
10158 E. Topaz Drive
Scottsdale, AZ 85258

Roger L. Butterwick                                    1,100,000(5)<F5>(10)<F10> 3.78%                 3.48%
258 S. Sandstone Street
Gilbert, AZ 85296

Michael Feinstein                                           0                      0                     --
8135 E. Butherus #3
Scottsdale, AZ 85260

John E. Rowlett                                             0                      0                     --
8135 E. Butherus Street #3
Scottsdale, AZ 85260

All officers and directors as a group               1,100,000(5)(10)             3.78%                 3.48%
(3 persons)

(1)<F1> Where persons listed on this table have the right to obtain additional shares of common stock through the exercise of outstanding options or warrants or the conversion of convertible securities within 60 days from March 31, 2000, these additional shares are deemed to be outstanding for the purpose of computing the percentage of common stock owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person. Percentages are based on 28,083,074 shares outstanding before the offering and 30,650,954 shares outstanding after the offering, which assumes the conversion of the preferred shares using the maximum conversion price of $4.00 per share.

(2)<F2> Assumes the conversion of the preferred shares using the maximum conversion price of $4.00 per share and the issuance of the 75,000 option shares.

(3)<F3> Does not include 3,000,000 shares issued on May 1, 2000 upon the conversion of a promissory note in the amount of $300,000 at a conversion price of $.10 per share. If these 3,000,000 shares were included, Mr. Moldenhauer's percentage ownership would be 15.35% before conversion and 14.03% after conversion.

(4)<F4>  Includes 100,000 shares issuable upon the exercise of options.

(5)<F5>  Includes 250,000 shares issuable upon the exercise of options.

(6)<F6> Includes 100,000 shares held of record by his wife and 25,000 shares issuable upon the exercise of options granted to his wife.

(7)<F7>  Includes 65,162 shares issuable upon the exercise of options.

(8)<F8>  Includes 90,163 shares issuable upon the exercise of options.

(9)<F9>  Includes 87,350 shares issuable upon the exercise of options.




(10)<F10>Includes 100,000 shares held of record by Cambridge Consulting Group, an entity controlled by Mr. Butterwick. Includes 750,000 shares issuable upon the exercise of options.




ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         All of the terms of agreements and other transactions included in this section were as fair as those we could have obtained from unrelated third parties at arms-length transactions.

         Upon inception of our company, 9,000,000 restricted shares of common stock were issued to our founders for total consideration of $30,000 as follows:


                  Jeff Erskine            1,820,000 shares
                  Mike Stuart             1,500,000 shares
                  Mark Moldenhauer        1,500,000 shares
                  Joe Seaverns              320,000 shares
                  Candy Seaverns          1,500,000 shares
                  Victor Felice             540,000 shares
                  John Carrante           1,820,000 shares

         Jeff Erskine, Mike Stuart, and Mark Moldenhauer and their respective spouses personally guaranteed the operating lease dated July 24, 1997, pursuant to which we lease our office and warehouse facilities in Scottsdale, Arizona. At July 24, 1997, Messrs. Erskine, Stuart, and Moldenhauer were officers, directors, and principal shareholders of our company. The lease expires September 30, 2002.

         From inception, September 22, 1997, through March 31, 2000, we had entered into various lending arrangements involving officers, directors and other affiliated entities owned or controlled by officers, directors and other key personnel totaling $3,682,751. At March 31, 1998 the balance outstanding on these notes was $832,000 and total interest paid to these entities on all financing activities for the period ended March 31, 1998 was $58,416. At March 31, 1999, the outstanding note balance was $3,871,446 and the total interest paid for the year ended March 31, 1999 was $286,824. At March 31, 2000, the outstanding note balance was $4,086,128 and the total interest for the year ended March 31, 2000 was $470,340.


Date of
Transaction             Related party                   Transaction

09/22/97                Evelyn Felice                   $400,000 loan, 12% interest per annum,
                                                        payable monthly, due (principal stockholder at September
                                                        22, 1999, collateralized by used car inventory, the
                                                        time) personally guaranteed by Jeff Erskine, Mike
                                                        Stuart, and John Carrante.  This note was paid September 22, 1999.

10/17/97                Mark Moldenhauer                $150,000 loan, 12% interest per annum, payable monthly, due
                        (officer, director and          November 17, 1999, collateralized by used car inventory,
                        principal stockholder at        personally guaranteed by Jeff Erskine, Mike Stuart, and John
                        the time)                       Carrante.  This note was paid September 22, 1999.


12/15/97                Pinnacle Financial              $200,000 loan, 12% interest per annum, payable monthly, due December 15,
                        Corporation (owned by           1998, collateralized  by used car  inventory.  This note was paid by the
                        officer, director, and          Amended and Restated Secured Promissory Note dated March 31, 2000.
                        principal stockholder at
                        the time.


Date of
Transaction             Related party                   Transaction

01/15/98                Mark Moldenhauer                $300,000 loan, 12% interest per annum,  payable  monthly,  due January 15,
                        (officer, director and          1999, collateralized by used car inventory, convertible into shares of
                        principal stockholder at        common stock at $.10 per share.  Note was converted into 3,000,000 shares
                        the time)                       of common stock on May 1, 2000.

03/31/98                Mark Moldenhauer                $102,000  loan,  12%  interest  per annum,  payable  monthly,  due upon 30
                        (officer, director and          days' notice,  collateralized by used car inventory. This note was paid by
                        principal stockholder at        the Amended and Restated Secured Promissory Note dated March 31, 2000.
                        the time)

04/07/98                Mark Moldenhauer                $300,000  loan, 12%  interest  per annum, payable monthly, due upon 30 days'
                        (officer, director and          notice, collateralized by used car inventory. This note was paid by
                        principal stockholder at        the Amended and Restated Secured Promissory Note dated March 31, 2000.
                        the time)

06/01/98                Eastlane Trading Limited        $250,000 loan, 12% interest per annum, payable on request, due April 1,
                        (principal stockholder)         2000, collateralized by used car inventory. This note was assumed by
                                                        Pinnacle Financial as of December 31, 1999 and has been paid by the Amended and Restated Secured Promissory Note due to Pinnacle Financial dated March
                                                        31, 2000.

06/30/98                Dove Motors (owned by           $100,000 loan, 12% interest per annum, payable upon
                        principal stockholder)          demand.  This note was paid.

07/28/98                Pinnacle Financial              $50,500 loan, 12% interest per annum, payable upon demand.
                        Corporation (owned by           This note was paid August 5, 1998
                        officer, director, and
                        principal stockholder at
                        the time)

07/30/98                Pinnacle Financial              $30,000 loan, 12% interest per annum, payable upon demand. This note was
                        Corporation (owned by           paid August 5, 1998.
                        officer, director, and
                        principal stockholder at
                        the time)

09/01/98                Mike and Debbie Stuart          $50,000 loan, 12% interest per annum, payable monthly, due October 1, 1999,
                        (officer, director, and         collateralized by used car inventory. This note was paid March 31, 2000.
                        principal stockholder at
                        the time)

09/11/98                Pinnacle Financial              $117,500 loan, 12% interest per annum, payable monthly, due October 11,
                        Corporation (owned by           1999, collateralized by used car inventory. This note was paid by the
                        officer, director, and          Amended and Restated Secured Promissory Note dated March 31, 2000.
                        principal stockholder at
                        the time)

09/18/98                Pinnacle Financial              $400,000 loan, 12% interest per annum, payable monthly, due October 30,
                        Corporation (owned by           1998 (extended and due upon demand), collateralized by used car inventory.
                        officer, director, and          This note was paid by the Amended and Restated Secured Promissory Note
                        principal stockholder at        dated March 31, 2000.
                        the time)


Date of
Transaction             Related party                   Transaction
10/20/98                Eastlane Trading                $1,000,000 loan, 12% interest per annum, payable on request, due April 1,
                        Limited (principal              2000, collateralized by used car inventory. This note was assumed by
                        stockholder)                    Pinnacle Financial as of December 31, 1999 and has been paid by the Amended and Restated Secured Promissory Note due to Pinnacle Financial dated March
                                                        31, 2000.

11/18/98                Eastlane Trading                $232,259 loan, 12% interest per annum, payable on request, due April 1,
                        Limited (principal              2000, collateralized by used car inventory. This note was assumed by
                        stockholder)                    Pinnacle Financial as of December 31, 1999 and has been paid by the Amended and Restated Secured Promissory Note due to Pinnacle Financial dated March
                                                        31, 2000.

02/05/99                Eastlane Trading Limited        $17,741 loan, 12% interest per annum, payable on request, due April 1,
                        (principal stockholder)         2000, collateralized by used car inventory. This note was assumed by
                                                        Pinnacle Financial as of December 31, 1999 and has been paid by the Amended and Restated Secured Promissory Note due to Pinnacle Financial dated March
                                                        31, 2000.

5/13/99                 Pinnacle Financial              $300,000 loan, 12 % interest per annum, payable monthly, due May 13, 2000,
                        Corporation (owned by           personally guaranteed by Jules Gollins, Bruce Burton, Stuart Bailey, all
                        officer, director, and          officers of Auto Network Group of New Mexico, and their respective spouses.
                        principal stockholder at
                        the time)

6/22/99                 Pinnacle Financial              $200,000 loan, 12 % interest per annum, payable monthly, due December 22,
                        Corporation (owned by           1999. This note was paid by the Amended and Restated Secured Promissory
                        officer, director, and          Note dated March 31, 2000.
                        principal stockholder at
                        the time)

6/22/99                 Mark Moldenhauer                $100,000 loan, 12 % interest per annum, payable monthly, due December 22,
                        (officer, director and          1999. This note was paid by the Amended and Restated Secured Promissory
                        principal stockholder at        Note dated March 31, 2000.
                        the time)

7/20/99                 Cascade Funding Group.          $1,572,000 loan, prime plus 6% interest per annum, payable monthly,
                        LLC (owned by three             collateralized by used car inventory, due July 14, 2000.
                        officers of Auto Network
                        Group Northwest, Inc.)

8/3/99                  Pinnacle Financial              $50,000 loan, 12 % interest per annum, payable monthly, due February 3,
                        Corporation (owned by           2000. This note was paid by the Amended and Restated Secured Promissory
                        officer, director, and          Note dated March 31, 2000.
                        principal stockholder at
                        the time)

8/3/99                  Mark Moldenhauer                $200,000 loan, 12 % interest per annum, payable monthly, due February 3,
                        (officer, director and          2000. This note was paid by the Amended and Restated Secured Promissory
                        principal stockholder at        Note dated March 31, 2000.
                        the time)



Date of
Transaction             Related party                   Transaction
8/13/99                 MDM Investments                 $160,000 loan, 12 % interest per annum, payable monthly, due August 13,
                        (owned by Mike Stuart           2000. This note was paid October 14, 1999.
                        and Mark Moldenhauer)

11/1/99                 MDM Investments                 $300,000 loan, 12% interest per annum, payable monthly, due May 13, 2000.
                        (owned by Mike Stuart
                        and Mark Moldenhauer)

11/5/99 and             Susan Gollins (wife of          $17,000 loan, 15% interest per annum, payable monthly, due on demand
11/9/99                 officer and director of
                        Auto Network Group of
                        New Mexico,Inc.)

11/14/99                Darlene Burton Gollins          $45,000 loan, 15% interest per annum, payable monthly, due on demand.
                        (wife of officer and
                        director of Auto Network
                        Group of New Mexico,
                        Inc.)

12/27/99                Pinnacle Financial              $175,000 loan, 12 % interest per annum, payable monthly, due February 3,
                        Corporation (owned by           2000. This note was paid January 12, 2000.
                        officer, director, and
                        principal stockholder at
                        the time)

03/31/00                Pinnacle Financial              Amended and Restated Secured Promissory Note for $2,675,420, 12% interest
                        Corporation                     per annum, interest payable monthly, 3 quarterly principal payments of
                                                        $569,307 beginning June 30, 2000, with final payment of $967,500 due April
                                                        1, 2001, personally guaranteed by Roger L. Butterwick and John E. Rowlett, collateralized by all assets of AutoTradeCenter.com Inc.

03/31/00                Mark Moldenhauer                Amended and Restated Secured Promissory Note for $852,000, 12% interest per annum, interest payable monthly, principal and interest due April 1, 2001, personally guaranteed by Roger L. Butterwick and John E. Rowlett, collateralized by all assets of AutoTradeCenter.com Inc.


         During the period ended March 31, 1998, we consummated $1,255,000 of vehicle sale and purchase transactions with Specialty Cars of Scottsdale, which is owned by Mike Stuart and Mark Moldenhauer. At March 31, 1998, we had recorded in accounts receivable $37,522 due from Specialty Cars. Also during this period, we consummated $800,000 of vehicle sale and purchase transactions with Dove Motor Company, which is owned by Joseph Seaverns, a principal shareholder. At March 31, 1998, we had recorded an account payable of $15,999 to Dove Motors. The amount of each sale or purchase was for a value equivalent of what would have been attained by an independent third party. At March 31, 1999, these accounts had been paid in full.

         During the period ending March 31, 1998, we paid $4,000 for professional services to MRM Consultants, an entity owned by Mark Moldenhauer. At March 31, 1998 and March 31, 1999, he was owed $11,500 and $-0-, respectively.

         On May 5, 1998, we obtained a line of credit from First International Bank of Arizona in the amount of $500,000. The note was secured by a first lien on all inventory, accounts receivable, equipment, and general intangibles and personally guaranteed by Messrs. Erskine, Stuart and Moldenhauer. In addition, Mr. Moldenhauer agreed to subordinate his loans made to us to the bank's line of credit. On May 7, 1998, the Company granted each of Messrs. Erskine, Stuart, and Moldenhauer two-year options to purchase 100,000 restricted shares of common stock at a price of $.75 per share. On March 26, 1999, the note was paid.

         On March 26, 1999, we obtained a $3,000,000 revolving line of credit from Wells Fargo Business Credit, Inc. The note was originally due March 31, 2000 and has been extended to June 30, 2000, and is secured by a first lien on all inventory, accounts receivable, equipment, and general intangibles. The interest rate paid is 1.5% over the bank's prime rate. Messrs. Stuart and Moldenhauer, who are former officers, directors, and/or principal stockholders, and Mr. Butterwick, currently an officer, director and principal stockholder personally guaranteed the note. On December 31, 1998, we granted each of Messrs. Stuart, Moldenhauer, and Butterwick three-year options to purchase 250,000 restricted shares of common stock at a price of $1.00 per share, the closing bid on the common stock at December 31, 1998, in consideration for providing their personal guarantees on the line of credit. Mr. Butterwick remained as the sole guarantor of the note during the extension period, which ends September 30, 2000. No additional consideration was granted to Mr. Butterwick.

         AUTO NETWORK GROUP OF NEW MEXICO, INC. TRANSACTIONS. On June 1, 1998, Auto Network Group of New Mexico entered into a lease for an office and warehouse facility in Albuquerque, New Mexico, with G & B Investments LLC, an entity owned and controlled by Bruce Burton and Jules Gollins. The original lease that expired on May 31, 1999 has been extended to May 31, 2001. Messrs. Burton and Gollins are two of the principals who manage the Auto Network Group of New Mexico operations. The amount of lease payments made under this agreement was $26,732 for the year ended March 31, 1999 and $34,754 for the year ended March 31, 2000.

         Also on June 1, 1998, we entered into a Purchase of Goodwill Agreement with JBS, LLC, and an entity whose members comprise the management team of Auto Network Group of New Mexico. In consideration for the goodwill which Auto Network Group of New Mexico is receiving from JBS, JBS was granted a total of 800,000 restricted shares of our common stock valued at $.20 per share as follows: 266,667 shares issued upon execution of the agreement, held in escrow, and subject to forfeiture if Auto Network Group of New Mexico is not doing business as of June 1, 1999; 266,667 shares to be earned for the period June 1, 1998 through March 31, 1999 if pre-tax earnings of Auto Network Group of New Mexico are at least $60,000; and 266,666 shares to be earned for the period April 1, 1999 through March 31, 2000 if pre-tax earnings of Auto Network Group of New Mexico are at least $120,000. In addition, JBS may earn options to purchase restricted shares of our common stock at the rate of 5 options for every dollar of pre-tax earnings of Auto Network Group of New Mexico in excess of $60,000 for the period ending March 31, 1999, and 5 options for every dollar of pre-tax earnings of Auto Network Group of New Mexico in excess of $120,000 for the year ended March 31, 2000. The options are to be exercisable for a period of 3 years from date of grant at the bid price as of March 31, 1999 or 2000, respectively.

         For the period from June 1, 1998 through March 31, 1999, Auto Network Group of New Mexico had pre-tax earnings of $107,962, resulting in JBS, LLC earning 266,667 shares and 239,810 options, exercisable at $3.00 per share. For the period ending March 31, 2000, Auto Network Group of New Mexico had pre-tax earnings of $70,395, resulting in no shares or options being earned.

         On June 1, 1998, we loaned $250,000 to Auto Network Group of New Mexico. The related promissory note was due June 30, 2000 and earns interest at 12% per annum, payable monthly. The note has been extended to June 30, 2003.

         PINNACLE DEALER SERVICES, INC. TRANSACTIONS. On August 20, 1998, we acquired Pinnacle Dealer Services, Inc., an Arizona corporation owned and controlled by Debbie Stuart who is the wife of Mike Stuart, Mark Moldenhauer, and Cambridge Consulting Group, LLP for 300,000 restricted shares of common stock.

         WALDEN REMARKETING TRANSACTIONS. As of March 31, 1999, we acquired Walden Remarketing Services, Inc., a Minnesota corporation, by issuing the shareholders of Walden Remarketing a total of 2,050,000 restricted shares of common stock, cash of $125,000, and promissory notes in the aggregate principal amount of $425,000. The promissory notes accrued interest at the rate of 12% per annum and had a remaining principal balance of $314,475 at December 31, 1999, at which time they were converted into 314,475 common shares of our company.

         In connection with the acquisition of Walden Remarketing, Dennis E. Hecker, the principal shareholder of that company, provided a personal guaranty with respect to the full disclosure of liabilities of that company.

         On April 20, 1999, we entered into a consulting agreement with Dennis
E. Hecker as part of our acquisition of Walden Remarketing. Mr. Hecker has agreed to provide consulting services to us for a period of three years ending April 20, 2002. We granted Mr. Hecker an option to purchase 3,000,000 shares of our common stock at $3.00 per share. As of December 1, 1999 the consulting agreement and the option to purchase 3,000,000 shares of our common stock were canceled.

         AUTO NETWORK GROUP NORTHWEST, INC. On July 20, 1999, we acquired Auto Network Group Northwest, Inc., an Oregon corporation, by issuing the shareholders of Auto Network Group Northwest a total of 500,000 shares of restricted common stock valued at $1.50 per share. All shares are held in escrow and are subject to the following events:

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

         For the period from July 20, 1999 through March 31, 2000, Auto Network Group Northwest had pre-tax earnings of $41,721, resulting in the former shareholders earning 69,535 shares.

         AUTO GROUP OF SAN ANTONIO, LTD. Effective April 1, 2000, we opened our office and warehouse wholesale operation in San Antonio, Texas. Auto Group of San Antonio Ltd., a Texas limited partnership, conducts our business in San Antonio. Our company is the sole limited partner and the sole owner of a newly formed limited liability company, which serves as the general partner.

         We loaned the limited partnership $450,000, which is evidenced by an unsecured promissory note with interest at the rate of 12% per annum payable monthly, in arrears. This note, which may be prepaid at any time, has a final maturity on March 31, 2005. The limited partnership has entered into a management agreement with JRB AutoBrokers, L.P., and a Texas limited partnership. JRB AutoBrokers also loaned $100,000 to the limited partnership on similar terms to our advance. This promissory note is subordinate to our loan.

         Under the terms of the management agreement, JRB is responsible for all day-to-day management of the limited partnership with complete autonomy, subject only to reasonable review by the general partner. In addition, we have issued 468,750 of our common shares to JRB to acquire this operation. The shares, that have been mutually valued at $2.00 per share, are to be held in escrow pending certain future events. 93,750 of such shares will be released to JRB on April 1, 2001, subject only to the continuation of the business at that date. Annually beginning March 31, 2001, 93,750 additional shares or a portion thereof will be released subject to the limited partnership achieving pre-determined pre-tax earnings. For example, if the limited partnership earns $100,000 for the year ended March 31, 2001, 93,750 of such shares will be released to JRB. In the event earnings for the year fall below $100,000, a portion of these shares may still be released. After March 31, 2001, the pre-tax earnings floor increases through March 31, 2004. A currently interminable number of additional shares can be earned for the year ended March 31, 2005 based on pre-tax earning.

         Stock options to acquire our common shares also can be earned if pre-tax earnings exceed the total predetermined levels over the first five years of this operation.

         AUTO NETWORK GROUP OF EASTERN PA., INC. Effective April 1, 2000 we opened our office and warehouse wholesale operation in the Philadelphia, Pennsylvania area. Our business in Pennsylvania is conducted by Auto Network Group of Eastern Pa., Inc., and a Pennsylvania corporation. We are the sole shareholder of this Pennsylvania operation.

         We loaned $300,000 to the Pennsylvania operation, which is evidenced by an unsecured promissory note with interest at the rate of 12% per annum payable monthly, in arrears. The note may be prepaid at any time and has a final maturity on March 31, 2006. Mr. Edward G. McCusker has agreed to loan $100,000 to the Pennsylvania operation on terms similar to our advance, on or before June 30, 2000. This loan will be subordinate to the debt owed to us. As of July 13, 2000, Mr. McCusker had not made the loan.

         The Pennsylvania operation entered into a management agreement with Mr. McCusker, which provides that he is responsible for all day-to-day operations. In addition, we have agreed to issue 232,500 of our common shares to Mr. McCusker as additional compensation for his services. The shares, valued by us at $2.00 per share, are to be held in escrow pending certain future events, including among other things the making of the loan by Mr. McCusker. 50,000 of such shares will be released to Mr. McCusker one year from his funding his obligation, subject to the continuation of the business at that date and to his satisfactory performance. Annually beginning March 31, 2001 and for each twelve-month period thereafter, 15,000, 22,488, 30,003, 32,504, 37,502, and
45,003 additional shares or a portion thereof will be released subject to the Pennsylvania operation achieving pre-determined pre-tax earnings. For example, if the operation earns $60,000 (floor) for the year ended March 31, 2001, 15,000 of such shares will be released to Mr. McCusker. In the event earnings for the year fall below $60,000, a portion of these shares may still be released. After March 31, 2001, the pre-tax earnings floor increases through March 31, 2006.

         Stock options to acquire our common shares also can be earned if pre-tax earnings exceed the total predetermined floor over the first six years of this operation.

         FUTURE TRANSACTIONS. All future affiliated transactions will be made or entered into on terms that are no less favorable to us than those that can be obtained from any unaffiliated third party. A majority of the independent, disinterested members of our board of directors will approve future affiliated transactions and forgiveness of loans.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS

         The following financial statements and financial statement schedules are filed with this report:

         Independent Auditors' Reports
         Consolidated Balance Sheet
         Consolidated Statement of Operations

         Consolidated Statement of Changes in Stockholders' Equity Consolidated Statement of Cash Flows

EXHIBITS

         The following exhibits are filed with this report:


 Regulation S-K
     Number                                                     DOCUMENT

       2.1         Agreement  and Plan of  Reorganization  between Auto Network  Group,  Inc. and Walden  Remarketing
                   Services, Inc. (1)<F1>
       2.2         Agreement  Concerning  the  Exchange of Common  Stock  Between  AutoTradeCenter.com  Inc. and Auto
       3.1         Articles of Incorporation, as amended (1)<F1>
       3.2         Bylaws (1)<F1>
       4.1         Statement Pursuant To Section 10-602 of The Arizona Business  Corporation Act of Auto Network USA,
                   Regarding Series A Preferred Stock (1)<F1>
       4.2         Statement Pursuant To Section 10-602 of The Arizona Business  Corporation Act of Auto Network USA,
                   Regarding Series B Preferred Stock (1)<F1>
       4.3         Warrant to Purchase Common Stock Issued to Anthony & Company, Inc. (1)<F1>
       4.4         Statement   Pursuant   to   Section   10-602  of  The   Arizona   Business   Corporation   Act  of
                   AutoTradeCenter.com Inc. Regarding Series C Preferred Stock (1)<F1>
       4.5         Statement   Pursuant   to   Section   10-602  of  The   Arizona   Business   Corporation   Act  of
                   AutoTradeCenter.com Inc. Regarding Series D Preferred Stock (1)<F1>
      10.1         Stock Option Plan (1)<F1>
      10.2         Evelyn Felice loan documents (1)<F1>
      10.3         Mark Moldenhauer loan documents (1)<F1>
      10.4         Pinnacle Financial Corporation loan documents (1)<F1>
      10.5         Eastlane Trading Limited loan documents (1)<F1>
      10.6         Norwest Bank loan documents (1)<F1>
      10.7         Mike and Debbie Stuart loan documents (1)<F1>
      10.8         Purchase of Goodwill Agreement with JBS, LLC (1)<F1>
      10.9         Promissory Notes used for acquisition of Walden Remarketing Services, Inc.  (1)<F1>
      10.10        Consulting Agreement with Dennis E. Hecker dated April 20, 1999 (1)<F1>
      10.11        Non-Qualified Stock Option Agreement with Dennis E. Hecker dated April 20, 1999 (1)<F1>
      10.12        Sample "Work for Hire Agreement" (1)<F1>
      10.13        Agreement with Auction Finance Group, Inc. (1)<F1>
      10.14        Purchase  Agreement with Lloydminister  Enterprises Inc. and Kindersley  Holdings Inc. dated March
      10.15        Amended and Restated Secured Promissory Note dated March 31, 2000 to Mark Moldenhauer (3)<F3>
      10.16        Amended  and  Restated  Secured  Promissory  Note  dated  March  31,  2000 to  Pinnacle  Financial
      10.17        Loan Extension from Wells Fargo Business Credit, Inc. (3)<F3>
       21          Subsidiaries of the registrant (3)<F3>
       27          Financial Data Schedule



---------------

(1)<F1>  Incorporated by reference to the exhibits filed to the registration statement on Form S-1 (File No. 333-78659).
(2)<F2>  Incorporated by reference to the exhibits filed to the current report on Form 8-K dated March 23, 2000 (File No.333-78659).
(3)<F3>  Incorporated by reference to the exhibits filed to the registration statement on Form S-1 (File No. 333-37090).


REPORTS ON FORM 8-K

                  During the last quarter of the period covered by this report, the following reports on Form 8-K were filed:

1. Form 8-K dated March 23, 2000 reporting under Item 5. Other Events the acquisition of the minority interest in BusinessTradeCenter.com. No financial statements were required to be filed.

2. Form 8-K dated February 29, 2000 reporting under Item 5. Other Events information contained in a press release. No financial statements were required to be filed.

3. Form 8-K dated February 17, 2000 reporting under Item 5. Other Events information contained in a press release. No financial statements were required to be filed.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               AUTOTRADECENTER.COM INC.
                                               (Registrant)

Date:  July 14, 2000                          By: /S/ ROGER L. BUTTERWICK
                                                 Roger L. Butterwick, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               SIGNATURE                                 TITLE                       DATE

                                         President, Treasurer and a director
/S/ ROGER L. BUTTERWICK                  (Principal  Executive  Officer
---------------------------------------                                          July 14, 2000
Roger L. Butterwick



/S/ JOHN E. ROWLETT
---------------------------------------  Vice President, Secretary and a
John E. Rowlett                          Director                                July 14, 2000



/S/ MICHAEL H. FEINSTEIN                 Chief Financial Officer
---------------------------------------  (Principal Financial Officer)           July 14, 2000
Michael H. Feinstein


                            AUTOTRADECENTER.COM INC.
                                       AND
                                  SUBSIDIARIES

                                ---------------

                              FINANCIAL STATEMENTS

                                ---------------

                   FOR THE YEARS ENDED MARCH 31, 2000 AND 1999
                                       AND
              FROM JULY 10, 1997 (INCEPTION) THROUGH MARCH 31, 1998

                                    CONTENTS





                                                                        PAGE

Independent Auditors' Reports                                           F-1

Consolidated Balance Sheet                                              F-3

Consolidated Statement of Operations                                    F-4

Consolidated Statement of Changes in Stockholders' Equity               F-5

Consolidated Statement of Cash Flows                                    F-7

Notes to Consolidated Financial Statements                              F-8

NEFF & RICCI LLP
----------------------------
CERTIFIED PUBLIC ACCOUNTANTS
7001 PROSPECT PLACE NE
ALBUQUERQUE, NM  87110



                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
AutoTradeCenter.com, Inc. and Subsidiaries

We have audited the consolidated balance sheets of AutoTradeCenter.com, Inc. and Subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of AutoTradeCenter.com, Inc. and Subsidiaries' management. Our responsibility is to express an opinion on these financial statements based on our audit.

The financial statements of AutoTradeCenter.com, Inc. and Subsidiaries as of March 31, 1998, were audited by other other auditors whose report dated August 6, 1998, expressed an unqualified opinion on those statements.

We conduted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2000 and 1999 financial statements referred to above present fairly, in all material respects, the consolidated financial position of AutoTradeCenter.com, Inc. and Subsidiaries as of March 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/Neff & Ricci LLP
Albuquerque, New Mexico
May 11, 2000

                   [Letterhead of Price Kong & Company, P.A.]

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Auto Network USA, Inc.


We have audited the accompanying balance sheet of Auto Network USA, Inc. an Arizona corporation as of March 31, 1998, and the related statements of income, stockholders' equity, and cash flows for the period from inception (July 10, 1997) to March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Auto Network USA, Inc. as of March 31, 1998, and the results of its operations and its cash flows for the initial period then ended in conformity with generally accepted accounting principles.


/s/ Price Kong & Co.

Price Kong & Company, P.A.,
Phoenix, Arizona

August 6, 1998

                   AutoTradeCenter.com Inc. and Subsidiaries
                           Consolidated Balance Sheet

                                     ASSETS

                                                                         March 31,
                                                              -------------------------------
                                                                   2000             1999
                                                              -------------     -------------
Current assets:
  Cash                                                        $  4,355,738      $    297,752
  Accounts receivable - trade, net                               5,743,845         4,971,798
  Accounts receivable - employees and brokers, net                 332,122           324,248
  Inventory                                                      4,648,492         5,028,357
  Prepaid expenses and other                                       110,272            79,153
                                                              -------------     -------------
     Total current assets                                       15,190,469        10,701,308
                                                              -------------     -------------

Property and equipment, net                                      1,423,398           168,444
                                                              -------------     -------------

Intangible assets, net                                          13,506,484         2,207,378
                                                              -------------     -------------
    Total assets                                              $ 30,120,351      $ 13,077,130
                                                              =============     =============

                      Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable - trade                                    $  4,401,858      $  4,198,742
  Accounts payable - employees and related parties                    -              250,251
  Notes payable - related party                                  4,086,128         1,902,833
  Notes payable - bank                                           1,112,418         1,268,500
  Notes payable - other                                               -              301,000
  Accrued liabilities                                              245,049           269,117
                                                              -------------     -------------
    Total current liabilities                                    9,845,453         8,190,443
                                                              -------------     -------------
Non-current liabilities:
  Deferred income taxes                                               -                7,010
  Long-term debt - related party                                 1,819,500         1,968,613
                                                              -------------     -------------
    Total non-current liabilities                                1,819,500         1,975,623
                                                              -------------     -------------

Stockholders' equity:
  Convertible preferred stock, Series B; $10.00 par
    value; 250,000 shares authorized; 47,000 issued
    and outstanding in 1999; liquidation preference
    $10.00 per share                                                  -              372,037
  Convertible preferred stock, Series C; $.10 par
    value; 400,000 shares authorized; 20,800 issued
    and outstanding in 2000; liquidation preference
    $110.00 per share                                            1,906,536              -
  Convertible preferred stock, Series D; $.10 par
    value; 600,000 shares authorized; 31,200 issued
    and outstanding in 2000; liquidation preference
    $100.00 per share                                            2,859,805              -
  Common stock, no par value; 100,000,000 shares
    authorized; 27,652,609 and 20,385,084 shares issued
    and outstanding in 2000 and 1999, respectively              19,779,542         2,664,479
  Retained deficit                                              (6,090,485)         (125,452)
                                                              -------------     -------------
    Total stockholders' equity                                  18,455,398         2,911,064
                                                              -------------     -------------
Total liabilities and stockholders' equity                    $ 30,120,351      $ 13,077,130
                                                              =============     =============

                See notes to consolidated financial statements.

                   AutoTradeCenter.com Inc. and Subsidiaries
                      Consolidated Statement of Operations




                                                            For the Year Ended            From July 10, 1997
                                                    ---------------------------------    (inception) Through
                                                    March 31, 2000     March 31, 1999      March 31, 1998
                                                    --------------     --------------    -------------------

Net sales                                           $ 131,861,292      $ 97,665,410         $ 31,581,117
Cost of sales                                         125,770,135        93,388,836           30,280,247
                                                    --------------     -------------        -------------
  Gross profit                                          6,091,157         4,276,574            1,300,870
                                                    --------------     -------------        -------------
Operating expenses:
  Selling                                               4,084,987         2,772,192              905,303
  General and administrative                            2,397,342           868,556              274,388
  Depreciation and amortization                           358,228            27,858                3,429
                                                    --------------     -------------        -------------
    Total operating expenses                            6,840,557         3,668,606            1,183,120
                                                    --------------     -------------        -------------
Income (loss) from operations                            (749,400)          607,968              117,750

Other income (expense):
  Miscellaneous                                           102,133            70,686               12,553
  Bad debt expense                                     (1,045,970)          (90,055)                -
  Interest expense-related party                         (768,121)         (286,824)             (58,436)
  Interest expense                                       (182,429)         (129,955)             (55,968)
                                                    --------------     -------------        -------------
    Total other income (expense) - net                 (1,894,387)         (436,148)            (101,851)
                                                    --------------     -------------        -------------
Income (loss) before income taxes                      (2,643,787)          171,820               15,899
                                                    --------------     -------------        -------------
Income tax benefit (expense)                               56,034           (56,579)              (3,515)
                                                    --------------     -------------        -------------
Net income (loss)                                   $  (2,587,753)     $    115,241         $     12,384
                                                    ==============     =============        =============



Basic earnings (loss) per share                     $       (0.12)     $       0.01         $       0.00
                                                    ==============     =============        =============

Diluted earnings (loss) per share                   $       (0.12)     $       0.01         $       0.00
                                                    ==============     =============        =============



                See notes to consolidated financial statements.




                    AutoTradeCenter.com Inc. and Subsidiaries
            Consolidated Statement of Changes in Stockholders' Equity
From July 10, 1997 (inception) Through March 31, 1998, and The Years Ended March 31, 1999 and 2000

                       Series A and           Series C,          Series D,
                   Series B Convertible      Convertible        Convertible
                     Preferred Stock      Preferred Stock     Preferred Stock         Common Stock         Retained
                    Shares     Amount    Shares    Amount    Shares    Amount      Shares       Amount     Earnings        Total
                   --------  ----------  ------  ----------  ------  ----------  ----------  -----------  -----------   ------------
Beginning
 balance, July
 10, 1997
 (inception)-
 Issued common
 stock to
 founders                                                                         9,000,000  $    30,000                $    30,000

December 1997 -
 Issued common
 stock pursuant
 to Rule 504 of
 Regulation D                                                                     1,002,500       25,062                     25,062

February 1998 -
 Issued conver-
 tible Series A
 preferred stock     6,750   $ 675,000                                                                                      675,000

March 1998 -
 converted
 Series A pre-
 ferred shares
 into common
 shares: 1,111
 to 1               (2,902)   (290,171)                                           3,224,122      290,171                        -

Series A Pre-
 ferred stock
 offering costs                 (2,578)                                                                                      (2,578)

Net income from
 July 10,1997
 (inception)
 through March
 31, 1998                                                                                                 $    12,384        12,384
                   --------  ----------  ------  ----------  ------  ----------  ----------  -----------  ------------  ------------
Balance -
 March 31, 1998      3,848     382,251      -           -       -           -    13,226,622      345,233       12,384       739,868

June 1998 -
 Issued common
 shares under
 goodwill agree-
 ment                                                                               266,667       53,333                     53,333

August 1998 -
 Issued common
 shares for
 purchase of
 subsidiary                                                                         300,000       47,814                     47,814

November 1998 -
 Issued conver-
 tible Series B
 preferred stock    35,000     281,242                          -           -                                               281,242

December 1998 -
 Issued conver-
 tible Series B
 preferred stock    12,000      90,795                          -           -                                                90,795

March 1999 -
 Converted
 Series A Pre-
 ferred Shares
 into Common
 Shares: 1,111
 to 1               (3,848)   (382,251)                         -           -     4,275,128      382,251                        -

March 1999 -
 Effect of Con-
 structive Divi-
 dend on Con-
 vertible Series
 B Preferred
 Stock                                                                                           253,077     (253,077)

March 1999 -
 Issued Common
 Shares Under
 Goodwill Agree-
 ment                                                                               266,667       53,333                     53,333

March 1999 -
 Issued Common
 Shares for Pur-
 chase of Subsi-
 diary                                                                            2,050,000    1,450,000                  1,450,000

March 1999 -
 Fair Value of
 Stock Options
 Granted for
 the year ended                                                                                   79,438                     79,438

Net Income for
 the year ended
 March 31, 1999                                                                                               115,241       115,241
                   --------  ----------  ------  ----------  ------  ----------  ----------  -----------  ------------  ------------
Balance -
 March 31, 1999     47,000     372,037      -           -       -           -    20,358,084    2,664,479     (125,452)    2,911,064
                   --------  ----------  ------  ----------  ------  ----------  ----------  -----------  ------------  ------------

                       See Notes to Financial Statements


                       Series A and           Series C,          Series D,
                   Series B Convertible      Convertible        Convertible
                     Preferred Stock      Preferred Stock     Preferred Stock         Common Stock         Retained
                    Shares     Amount    Shares    Amount    Shares    Amount      Shares       Amount     Earnings        Total
                   --------  ----------  ------  ----------  ------  ----------  ----------  -----------  -----------   ------------
Balance forward     47,000     372,037                                           20,385,084  $ 2,664,479  $  (125,452)   $2,911,064

April 1999 -
 Exercise of
 stock options                                                                      100,000      200,000                    200,000

December 1999 -
 Note payable
 converted into
 stock                                                                              314,475      314,475                    314,475

Series B Pre-
 ferred stock
 conversion
 January 31,
 2000              (47,000)   (372,037)                                             543,515      372,037                        -

February 2000 -
 Issued common
 shares for
 software
 development                                                                         40,000       80,000                     80,000

February 2000 -
 Warrants
 conversion                                                                         100,000       50,000                     50,000

February 2000 -
 Issued conver-
 tible Series C
 preferred stock                         20,800  $1,906,536                                                               1,906,536

February 2000 -
 Issued Conver-
 tible Series D
 Preferred Stock                                             31,200  $2,859,805                                           2,859,805

March 2000 -
 Issued common
 shares for
 purchase of
 minority
 interest in
 subsidiary                                                                       5,000,000    9,375,000                  9,375,000

March 2000 -
 Issued common
 shares for
 purchase of
 subsidiary                                                                       1,100,000    2,801,590                  2,801,590

March 2000 -
 Issued re-
 stricted common
 shares for
 purchase of
 subsidiary                                                                          69,535      193,401                    193,401

March 2000 -
 Effect of con-
 structive divi-
 dend on
 convertible
 Series C
 preferred stock                                                                               1,697,280   (1,697,280)          -

March 2000 -
 Effect of
 constructive
 dividend on
 convertible
 Series D
 preferred stock                                                                               1,680,000   (1,680,000)          -

March 2000 -
 Fair value of
 stock options
 granted for
 services for
 the year ended.                                                                                 351,280                    351,280

Net loss for the
 year ended
 March 31, 2000                                                                                            (2,587,753)   (2,587,753)
                   --------  ----------  ------  ----------  ------  ----------  ----------  -----------  ------------  ------------
Balance -
 March 31, 2000        -     $     -     20,800  $1,906,536  31,200  $2,859,805  48,037,693  $22,444,021  $(6,215,937)  $21,366,462
                   ========  ==========  ======  ==========  ======  ==========  ==========  ===========  ============  ============




                       See Notes to Financial Statements

                   AutoTradeCenter.com Inc. and Subsidiaries
                      Consolidated Statement of Cash Flows

                                                                                                                       From July 10,
                                                                                                                    1997 (Inception)
                                                                                    For the Year Ended                   Through
                                                                          March 31, 2000        March 31, 1999        March 31, 1998
                                                                          --------------        --------------      ----------------
Cash flows from operating activities:

  Net income (loss)                                                         $(2,587,753)          $   115,241           $    12,384
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                             358,228                27,858                 3,429
      Bad debt expense                                                        1,045,970                90,055                   -
      Stock options issued for services                                         351,280                23,083                   -
  (Increase) decrease in:
    Accounts receivable                                                      (1,825,891)           (3,582,169)           (1,705,323)
    Inventory                                                                   379,866            (2,845,459)           (2,182,898)
    Prepaid expenses and other current assets                                    24,915               (70,906)              (17,700)
  Increase (decrease) in:
    Accounts payable                                                            (47,135)            2,448,261             1,916,020
    Accrued liabilities                                                         (67,774)               95,445                89,491
    Deferred income taxes                                                        (3,545)                3,545                 3,465
                                                                           -------------          ------------          ------------
        Net cash used in operating activities                                (2,371,839)           (3,695,046)           (1,881,132)
                                                                           -------------          ------------          ------------
Cash flows from investing activities:

  Purchase of property and equipment                                           (536,512)             (158,287)              (57,225)
  Sale of property and equipment                                                 62,675                56,277                   -
  Investment in other assets                                                        -                    (605)               (2,128)
  Net cash paid for acquisitions                                                    -                 (79,570)                  -
                                                                           -------------          ------------          ------------
    Net cash used in investing activities                                      (473,837)             (182,185)              (59,353)
                                                                           -------------          ------------          ------------
Cash flows from financing activities:

  Proceeds from borrowings                                                   85,699,933             4,868,500                   -
  Repayment of borrowings                                                   (85,856,015)           (3,625,000)                  -
  Proceeds from related party borrowings                                      3,175,703             1,903,033             1,601,000
  Repayment of related party borrowings                                      (1,132,300)             (560,500)             (769,000)
  Proceeds from long-term debt                                                      -               1,216,913               381,000
  Proceeds from issuance of convertible preferred stock                       4,766,341               372,037               672,422
  Proceeds from issuance of common stock                                        250,000                   -                  55,063
                                                                           -------------          ------------          ------------
    Net cash provided by financings activities                                6,903,662             4,174,983             1,940,485
                                                                           -------------          ------------          ------------

Net change in cash                                                            4,057,986               297,752                   -

Beginning cash balance                                                          297,752                   -                     -
                                                                           -------------          ------------          ------------
Ending cash balance                                                        $  4,355,738           $   297,752           $       -



Supplemental disclosures:
  Interest paid                                                            $    950,550           $   355,006           $   107,960
                                                                           =============          ============          ============

  Income taxes paid                                                        $      3,000           $    73,527           $       -
                                                                           =============          ============          ============

  Issuance of common stock for goodwill                                    $ 11,607,064           $ 2,141,158           $       -
                                                                           =============          ============          ============











                See notes to consolidated financial statements.

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INCORPORATION AND NATURE OF BUSINESS

         AutoTradeCenter.com Inc. ("the Company") was incorporated pursuant to the laws of the State of Arizona on July 10, 1997 and began operations on September 22, 1997. In December 1998, the Company changed its name from Auto Network USA, Inc. to Auto Network Group, Inc. In March 1999, the Company again changed its name to AutoTradeCenter.com Inc. to more properly reflect its future direction as an Internet based wholesaler of used automobiles. The wholesale automobile business principally involves activities related to redistributing used vehicles, typically acquired from franchised and independent auto dealers, lessors, banks and other finance companies and reselling them to other franchised and independent dealers. The Company engages in these activities either as a fee-based service or as a principal to the transaction. As a principal, the Company takes title to the vehicle being redistributed.

         The Company's land based operations (non-Internet), where in the Company is a principal to the transaction, performs these services through independent wholesale brokers. Each broker buys and sells vehicles in the name of the Company. Currently, the Company employs two methods of compensating each broker. Under the first arrangement, the broker retains all profit or loss in excess of a fixed fee per vehicle charged by the Company for the services it provides for the brokers. Under the second arrangement, the Company and the broker share the profit and loss in accordance with negotiated percentage splits. As of April 1, 2000, the Company has 5 locations throughout the United States.

         The Company's Internet operations facilitate the exchange of used vehicles from franchised and independent auto dealers, lessors, banks and other finance companies to other franchised and independent dealers. The Company, generally, earns fees from these exchanges, utilizing its proprietary software. The Company, currently does not act as principal in its Internet business. In the future, the Company may acquire certain trade-in used vehicles from individuals for sale to dealers as a result of strategic alliances with Internet companies engaged in the business of selling new cars on line. (Such as Autobytel.com). Vehicles acquired through this medium will be sold directly to the franchise dealer providing the new car to the on-line consumer, the Company through its land-based operations or to dealers over the internet.

         AutoTradeCenter.com Inc. stock is traded on the NASD Bulletin Board under the symbol AUTC.OB.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Auto Network Group of Arizona, Inc. ("ANET-AZ"), Auto Network Group of New Mexico, Inc. ("ANET-NM"), Auto Network Group Northwest, Inc. ("ANET-NW"), Pinnacle Dealer Services, Inc. ("PDS"), National Dealer Services ("NDSCo"), AutoTradeCenter Remarketing Services Inc. formerly Walden Remarketing Services, Inc. ("Walden Remarketing"), and BusinessTradeCenter.com Inc. ("BTC"). All material intercompany accounts and transactions have been eliminated.

RECLASSIFICATIONS

         Certain prior period amounts have been reclassified to conform to the current year presentation.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of

                   AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

assets and liabilities,  disclosures at the date of the financial statements and
reported  amounts  of  revenues  and  expenses  during  the  reporting   period.
Accordingly, actual results could differ from those estimates.

CASH AND CASH ITEMS

         Cash and cash items include all highly liquid debt instruments purchased with a maturity of three months or less at the date of acquisition. At times, cash balances held at financial institutions were in excess of federally insured limits.

INVENTORY

         Inventory consists entirely of used vehicles that are stated at the lower of cost or market. The cost of used vehicles is determined on a specific identification basis. The cost of each vehicle includes the purchase price plus transportation and reconditioning expenses. The Company reduces the carrying value of each vehicle if the total cost exceeds the net realizable value of the vehicle.

DEPRECIATION METHOD

         Equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the assets estimated useful lives ranging from 3 to 10 years.

AMORTIZATION OF INTANGIBLES

         Goodwill and other intangibles are amortized on a straight-line basis over periods ranging up to 10 years. The Company periodically assesses the recoverability of the cost of its goodwill based upon a review of projected undiscounted cash flows of the related operating entity. These cash flow estimates are prepared and reviewed by management in connection with the Company's annual long-range planning process. As of March 31, 2000, there had been no write down of goodwill.

REVENUE RECOGNITION

         Revenue and the corresponding cost of the sale is recognized when vehicles are sold to customers evidenced by a sale and a purchase order, respectively. The Company pays for the vehicle and receives payment from its customers when the vehicle title is presented. It is not unusual for a title to lag several days behind the recordation of the vehicle purchase and physical delivery; correspondingly, a vehicle may be sold and delivered to a customer prior to the delivery of the title and the receipt of cash.

EARNINGS PER SHARE

         Basic earnings per share have been computed based on the weighted average number of common shares outstanding. Diluted earnings per share reflects the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options and the assumed conversion of debt and preferred stock.

VALUATION OF STOCK OPTIONS

         The Company uses the intrinsic value method for valuing stock options issued to employees. The Company uses the fair value of goods or services received or the fair value of the options or warrants

                   AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

issued, whichever is more readily measurable, to determine the expense to record for options or warrants issued to non-employees.

INCOME TAXES

         The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based upon the difference between financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

SEGMENT REPORTING

         The Company is required to report information about operating segments in and related disclosures about products and services, geographic areas and major customers. The Company currently has only one operating segment at March 31, 2000. However, on February 28, 2000 the Company entered into a Motor Vehicle Remarketing Agreement with American Honda Finance Corporation and on March 1, 2000 purchased NDSCo. These events launched the Company's Internet re-marketing segment. The Company earned no revenue from its Internet re-marketing operations during the year ended March 31, 2000, and its related expenses from these acquisitions and from its subsidiaries, BusinessTradeCenter.com Inc. and NDSCo, were immaterial to its operations. Beginning with the year ended March 31, 2001 the Company will report information regarding both its land based and its Internet re-marketing operations.


NOTE B - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

                                                               March 31,
                                                          2000          1999
                                                          ----          ----

       Trade accounts receivable                      $5,828,411     $5,061,853
       Due from employees and independent
        wholesale brokers                              1,378,092        324,248
                                                      -----------    ----------
                                                       7,206,503      5,386,101
       Allowance for doubtful accounts                 1,130,536         90,055
                                                      -----------    ----------
          Total                                       $6,075,967     $5,296,046
                                                      ===========    ==========

       The allowance for doubtful accounts
        consist of the following:
          Beginning of the year                       $   90,055     $      -0-
          Provision for bad debts                      1,045,970         90,055
          Write offs                                      (5,489)           -0-
          Recoveries                                         -0-            -0-
                                                      -----------    ----------
          End of the year                             $1,130,536     $   90,055
                                                      ===========    ==========

         On March 31, 2000 accounts receivable from used car brokers providing services to the Company under the terms of work-for-hire agreements ("Brokers") totaled $1,378,092. The Company has determined that an additional provision for losses of $1,045,970 is required which reduced earnings for the year ended March 31, 2000. Recoveries, if any, will be recorded as revenue in the period in which they are received.

                   AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                                             March 31,
         CATEGORY                                          LIFE/METHOD                  2000            1999
         Computers and equipment                           3 years/SL               $  597,231        $ 40,490
         Software/systems design                           3 years/SL                  598,225           9,509
         Vehicles                                          3 years/SL                  229,910          80,442
         Furniture and fixtures                            7 years/SL                  100,243          46,021
         Leasehold improvements                            5 years/SL                   16,628          16,628
                                                                                    ----------        --------
                                                                                     1,542,237         193,090
         Less allowance for depreciation                                               118,839          24,646
                                                                                    ----------        --------
                                                                                    $1,423,398        $168,444
                                                                                    ==========        ========

NOTE D - INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                               March 31,
                                                         2000            1999
                                                         ----            ----
         Goodwill                                     $13,746,926     $2,139,862
         Other                                             21,278         71,788
                                                      -----------     ----------
                                                       13,768,204      2,211,650
         Less accumulated amortization                    261,720          4,272
                                                      -----------     ----------
                                                      $13,506,484     $2,207,378
                                                      ===========     ==========

Also see Note J.


NOTE E - LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt and notes payable consists of the following:

                                                                                                  March 31,
RELATED PARTY AND AFFILIATES:                                                                2000          1999
                                                                                             ----          ----
o    Notes payable to former officer and director,  12% annual interest  payable monthly,  collateralized by all accounts receivable,  inventory,  equipment and certain intangibles,  $852,000 due April 1, 20001, $300,000 due January
     15, 1999, 30 day renewable terms, subordinated to senior debt. The $852,000 note can be  accelerated  if either Roger L.  Butterwick or John E. Rowlett
     ceases to be an officer or director. (See 1. and 2. below)                          $1,152,000     $  852,000

o    Note payable to former officer and director,  12% annual  interest  payable monthly,  collateralized by inventory, due October 1, 1999, subordinated to
     senior debt. (See 2. below)                                                                -0-         50,000

o    Note payable to an entity  controlled  by a former  officer and director of the Company,  12% annual interest  payable monthly,  collateralized  by all
     accounts  receivable,   inventory,   equipment,  and  certain  intangibles.
     $569,307 is due June 30, 2000, $569,307 is due September 30, 2000, $569,306
     is due  December 1, 2000 with the  balance of  $967,500  due April 1, 2001.
     This note is  subordinated  to senior debt and can be accelerated if either
     Roger L.  Butterwick or John E. Rowlett ceases to be an officer or director
     (See 2. below)                                                                       2,675,420        717,500



                   AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


                                                                                                  March 31,
RELATED PARTY AND AFFILIATES:                                                                2000          1999
                                                                                             ----          ----

o    $1,572,000  line of credit to an entity  controlled  by three  officers  of
     ANET-NW,  annual interest at prime plus 6% (currently 15%),  secured bya ll accounts receivable,  inventory,  and furniture and equipment, due July 14,
     2000                                                                                 1,409,608            -0-

o    Note payable to a  shareholder  of an entity  acquired by the Company,  12%
     annual interest,  principal and interest  payable  monthly,  due October 1,
     2000                                                                                       -0-        425,000

o    Note payable to an entity controlled by two officers of ANET-NM, 15% annual interest payable monthly,  due June 30, 2000,  subordinated to senior debt.
     (See Note 3. below)                                                                    174,116        198,116

o    Note payable to an entity  controlled by two former  officers and directors of the Company,  12% annual interest  payable  monthly,  collateralized  by inventory,  due May 13, 2000 and 30 day renewable  terms,  subordinated  to
     senior debt (See 2. below)                                                             300,000            -0-

o    Notes payable to a related party, 15% annual interest payable monthly,  due
     on demand                                                                               17,000            -0-

o    Note payable to a related party, 15% annual interest  payable monthly,  due
     on demand                                                                               35,000            -0-

o    Note payable to an entity controlled by two officers of ANET-NM, 12% annual
     interest payable monthly, due on demand                                                 50,000            -0-

o    Note payable to an officer of ANET-NM, 15% annual interest payable monthly,
     due upon 30 days notice, subordinated to senior debt (See 3. below)                     92,409        123,084

o    Note payable to an entity that is a major  shareholder of the Company,  12%
     annual interest payable monthly, due April 1, 2000 (See 4. below)                          -0-      1,500,246

o    Notes payable to officers and major  shareholders,  12% annual interest 12%
     annual interest  payable  quarterly,  due March 31, 2001,  convertible into
     stock of subsidiary (See 6. below)                                                         -0-          5,500

                                                                                         ----------     ----------
                                                                                          5,905,628      3,871,446

BANK:

o    $3,000,000  revolving  line of  credit,  1.5% over  prime,  secured  by all
     accounts   receivable,   inventory,   equipment  and  certain  intangibles,
     partially guaranteed by one officer, due June 30, 2000, (See 5. below)               1,112,418      1,268,500

OTHER:

o    Note  payable to an  unrelated  third party,  12% annual  interest  payable
     monthly, due September 22, 9999                                                            -0-        301,000
                                                                                         ----------     ----------
Total long-term debt and notes payable                                                    7,018,046      5,440,946
                                                                                         ----------     ----------

Less current portion of long-term debt and notes payable:
     Related party and affiliates                                                         4,086,128      1,902,833
     Bank                                                                                 1,112,418      1,268,500
     Other                                                                                      -0-        301,000
                                                                                         ----------     ----------
     Total current portion of long-term debt and notes payable                            5,198,546      3,472,333
                                                                                         ----------     ----------
Total long-term debt                                                                     $1,819,500     $1,968,613
                                                                                         ==========     ==========


                   AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


NOTE E - LONG-TERM DEBT AND NOTES PAYABLE (CONTINUED)

1. A note in the amount of $300,000 is convertible, at the option of note holder, into shares of the Company's common stock at a conversion price of $0.10 per share. The option expires 30 days after the term of the note. This note was converted into 3,000,000 shares of common stock on May 1, 2000.
2. Various notes maturing during the year were extended by mutual agreement and not paid when they became due.
3. The note is convertible at any time into shares of the Company's common stock at the bid price of the common stock at date of conversion.
4. The note is convertible, prior to acceptance of payment in full of the outstanding balance, into shares of the Company's common stock at a conversion price of $1.03 per share. This note was paid in full on December 31,1999 and was not converted into common stock.
5. Subject to the bank's approval, the loan may be increased to the lessor of 85% of the eligible accounts receivable or $3 million. The amount of the average unused line as of year-end is $1,765,895. The bank charges a fee on the amount of the unused line by taking the average unused portion times .25% divided by 360 times the days in the month. This calculated into a fee of $380 for the month of March 2000. In addition, the loan requires net income and equity limits be met and limits capital expenditures, officers' pay and additional indebtedness. At March 31, 2000, the Company was in violation of various provisions of the loan agreement. These provisions apply to the amount of net loss incurred and the amount of capital expenditures incurred. The lender subsequently waived these Events of Default. 6. These notes were paid in full on February 16, 2000 and were not converted into the common stock of the subsidiary.

                  All long-term debt in the amount of $1,968,613 at March 31, 1999 matures during the year ending March 31, 2001. All long-term debt in the amount of $1,819,500 at March 31, 2000 matures during the year ending March 31, 2002.


NOTE F - FAIR VALUE OF FINANCIAL INSTRUMENTS

         The methods and assumptions used to estimate the fair value of each class of financial instrument are as follows:

CASH AND CASH EQUIVALENTS, RECEIVABLES, AND ACCOUNTS PAYABLE

         The carrying amount approximate fair value because of the short-term maturity of these instruments.

LONG-TERM DEBT (INCLUDING AMOUNTS DUE WITHIN ONE YEAR)

         The fair value of long-term debt was based upon market prices where available or current borrowing rates available for financing with similar terms and maturities.

------------------------------------------ ------------------------------------------------------------------
                                                                          March 31,
                                                           2000                                1999
                                               -----------------------------      -----------------------------
                                               FAIR VALUE     CARRYING VALUE      FAIR VALUE     CARRYING VALUE
Cash and cash equivalents                      $4,355,738       $4,355,738        $  297,752       $  297,752
Long-term  debt  which  includes  amounts
 due within one year                           $7,018,046       $7,018,046        $5,440,946       $5,440,946


                   AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


NOTE G - INCOME TAXES

         The income tax provision (benefit) shown in the consolidated income statement is detailed for each year ended March 31:

                                                                          2000           1999           1998
                                                                          ----           ----           ----
         Currently payable (receivable):
                  Federal                                              $   (38,459)    $ 43,564       $   -0-
                  State                                                    (10,565)       9,470            50
                                                                       ------------    ---------      --------
                      Total currently payable                              (49,024)      53,034            50


         Deferred:
                  Federal                                                   (5,105)       3,154         1,951
                  State                                                     (1,905)         391         1,514
                                                                       ------------    ---------      --------
                      Total deferred                                        (7,010)       3,545         3,465
                                                                       ------------    ---------      --------
                           Total                                       $   (56,034)    $ 56,579       $ 3,515
                                                                       ============    =========      ========

         The income tax provision (benefit) for continuing operations varied from the federal statutory rate as follows for each year ended March 31:

                                                                            2000          1999          1998
                                                                            ----          ----          ----
         U.S. Statutory rate                                                (34%)          34%           34%
         State income taxes, net of federal income tax benefit               (8%)           8%            8%
         Valuation allowance                                                 39%            0%            0%
                                                                            -----          ---           ---
                                                                              3%           42%           42%
                                                                            ====           ===           ===

         The company has a federal tax loss carryforward of approximately $1,464,000, which expires in 2015.

         The following summarizes the tax effects of the significant temporary differences which comprise the deferred tax asset or liability for each year ended March 31:

                                                                        2000           1999            1998
                                                                        ----           ----            ----
         Bad debt reserve                                           $   439,307     $ 37,823         $   -0-
         Other                                                              -0-      (41,368)         (3,465)
         Net operating loss carryforward                                615,049          -0-             -0-
                                                                    ------------    ---------        -------
         Net deferred tax asset (liability)                           1,054,356       (3,545)         (3,465)
         Valuation allowance                                         (1,054,356)         -0-             -0-
                                                                    ------------    ---------        -------
         Net deferred income tax (liability)                        $       -0-     $ (3,545)        $(3,465)
                                                                    ============    =========        =======


NOTE H - EARNINGS PER SHARE

         Basic earnings per common share are based on the weighted average number of common shares outstanding in each year. Diluted earnings per common share assume that any dilutive convertible preferred shares and convertible debt outstanding during each year were converted at the first available conversion date, with related interest and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which market price exceeds exercise price, to the extent they are not anti-dilutive.

                   AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


NOTE H - EARNINGS PER SHARE (CONTINUED)

         The computation of basic and dilutive earnings per common share is as follows:

                                                                                                                     From July 10,
                                                                                                                   1997 (inception)
                                                                               Year ended           Year ended          Through
                                                                             March 31, 2000       March 31, 1999    March 31, 1998
                                                                             --------------       --------------   ----------------
     Income (loss) available to common stockholders:
          Basic                                                              $ (2,587,753)         $    115,241      $     12,384
          Effect of dilutive securities - convertible debt                            -0-                68,573             5,914
                                                                             -------------         -------------     -------------
          Diluted                                                            $ (2,587,753)         $    183,814      $     18,298
                                                                             =============         =============     =============
     ------------------------------------------------------------------------------------------------------------------------------
     Weighted average number of common shares
         outstanding - basic                                                   21,638,671            13,726,397         9,844,084
     Conversion of Series A preferred stock                                           -0-             4,181,427         1,978,270
     Conversion of Series B preferred stock                                           -0-               388,235               -0-
     Exercise of stock options                                                        -0-               167,260            22,105
     Exercise of warrants                                                             -0-               844,655           449,955
     Conversion of debt                                                               -0-             3,518,771         1,184,211
                                                                             -------------         -------------     -------------
     Weighted average number of common shares
         outstanding - diluted                                                 21,638,671            22,826,745        13,478,625
     ------------------------------------------------------------------------------------------------------------------------------
     Earnings (loss) per common share:
     Basic                                                                         $(0.12)                $0.01             $0.00
                                                                                   =======                =====             =====

     Diluted                                                                       $(0.12)                $0.01             $0.00
                                                                                   =======                =====             =====

         The effects of convertible debt and preferred stock along with the stock options and warrants have not been included in the calculation of diluted earnings per share for the year ended March 31, 2000 because they are anti-dilutive.

         As described in Notes E, J and K, the Company has convertible debt, contingently issuable stock, options, warrants and convertible preferred stock.


NOTE I - OPERATING LEASES

         The Company leases its facility in Scottsdale, Arizona from an unrelated third party under an operating lease expiring September 30, 2002. As more fully explained in Note J, the Company sublets a different facility in Scottsdale, Arizona to handle the relocated remarketing and expanding corporate operations. Both of these leases require the Company to pay all maintenance, insurance, and taxes on the leased property. The Company also has operating leases for facilities in Albuquerque, New Mexico, Bend, Oregon, San Antonio, Texas and Philadelphia, Pennsylvania. The following schedule shows the future minimum lease payments required by year under the various operating leases:


              Year ending March 31,            2001                      $428,946
                                               2002                       378,177
                                               2003                       113,952
                                               2004                        31,397
                                                                         --------
                                                                         $952,472
                                                                         ========

                   AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


  NOTE I - OPERATING LEASES (CONTINUED)

         The Company sub-leases a portion of its Scottsdale facility to an independent third party on a monthly basis for $2,000 per month. Rental expense was $222,296, $195,312, and $75,860 for the years ended March 31, 2000 and 1999 and for the period ending March 31, 1998, respectively.


NOTE J - BUSINESS ACQUISITIONS

AUTO NETWORK GROUP OF NEW MEXICO, INC. ("ANET-NM")

         On June 1, 1998, the Company entered into a Purchase of Goodwill Agreement with JBS, LLC, an entity whose members comprise the management team of ANET-NM. In consideration for the goodwill which ANET-NM is receiving from JBS, JBS was granted a total of 800,000 contingently issuable restricted shares of the Company's common stock valued at $.20 per share as follows: 266,667 shares issued upon execution of the Agreement, held in escrow, and subject to forfeiture if ANET-NM is not doing business as of June 1, 1999: 266,667 shares to be earned for the period June 1, 1998 through March 31, 1999 if pre-tax earnings of ANET-NM are at least $60,000; and 266,666 shares to be earned for the period April 1, 1999 through March 31, 2000 if pre-tax earnings of ANET-NM are at least $120,000. In addition, JBS may earn options to purchase restricted shares of the Company's common stock at the rate of 5 options for every dollar of pre-tax earnings of ANET-NM in excess of $60,000 for the period ending March 31, 1999, and 5 options for every dollar of pre-tax earnings of ANET-NM in excess of $120,000 for the year ended March 31, 2000. The options are to be exercisable for a period of 3 years from date of grant at the bid price as of March 31, 1999 or 2000, respectively.

         For the period from June 1, 1998 through March 31, 1999, ANET-NM had pre-tax earnings of $107,962 resulting in JBS, LLC earning 239,810 options, exercisable at $3.00 per share. For the period ending March 31, 2000, ANET-NM had pre-tax earnings of $70,395 resulting in no shares being earned by JBS, LLC.

         The   goodwill   purchased   of  $106,666  is  being   amortized  on  a
straight-line basis over 10 years.

PINNACLE DEALER SERVICES, INC. ("PDS")

         On August 20, 1998, the Company acquired PDS, an Arizona corporation, by issuing to the shareholders of PDS a total 300,000 restricted shares of common stock, valued at $0.20 per share, in exchange for the outstanding shares of PDS. PDS provides financing programs for dealers who purchase vehicles from the Company (See Note L).

         The excess of the purchase price over the fair value of the net assets acquired (goodwill) was $47,813 and is being amortized on a straight-line basis over 10 years.

AUTO NETWORK GROUP NORTHWEST, INC. ("ANET-NW")

         On July 20, 1999, the Company entered into an Exchange of Common Stock Agreement with ANET-NW. In consideration for the stock which the Company is receiving from ANET-NW, ANET-NW was granted a total of 500,000 contingently issuable restricted shares of the Company's common stock valued at $1.50 per share as follows: up to 83,333 shares shall no longer be forfeitable on July 1, 2000 under the following conditions: if audited pre-tax earnings are less than $30,000 all 83,333 shares shall be forfeited. If the audited pre-tax earnings are between $30,000 and $50,000 a pro-rata amount of shares shall be issued and the balance shall be forfeited. If the audited pre-tax earnings are $50,000 or over the restricted stock will be issued and any earnings in excess of $50,000 shall cause options to be earned at a ratio of 5 options for every $1.00 of excess

                   AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


NOTE J - BUSINESS ACQUISITIONS (CONTINUED)

earnings. These options shall be priced at the closing bid price of the Company's common stock on April 1 following the March 31 year end. As of July 1, 2001, 166,667 shares can be earned at the following levels: less than $50,000 of pre-tax audited earnings then shares are forfeited, $50,000 to $100,000 a pro-rata amount of shares will be issued, over $100,000 the shares will be issued and options will be earned with the above formula. As of July 1, 2002, 250,000 shares can be earned at the following levels: less than $75,000 of pre-tax audited earnings then shares are forfeited, $75,000 to $150,000 a pro-rata amount of shares will be issued, over $150,000 the shares will be issued and options will be earned with the above formula.

         For the period from July 20, 1999 through March 31, 2000, ANET-NW had pre-tax earnings of $41,721 resulting in ANET-NW earning 69,535 shares.

         The   goodwill   purchased   of  $193,391  is  being   amortized  on  a
straight-line basis over 10 years.


NATIONAL DEALER SERVICES CO. (" NDSCo")

         On March 1, 2000, the Company acquired NDSCo, a Utah corporation, by issuing to the shareholders of NDSCo a total 1,100,000 restricted shares of common stock, valued at $2.55 per share, in exchange for the outstanding shares of NDSCo. 100,000 shares of stock were held in escrow pending the successful completion of the new NDSCo software. The software was subsequently completed. NDSCo was a privately held corporation involved in the development of an electonic vehicle distribution system. They utilized a network of auto buying web sites that empowered auto dealerships to research, finance and purchase vehicles online. They also provided manufacturers with the ability to list vehicles for sale to dealers in all parts of the country almost instantly from their own lots.

         The excess of the purchase price over the fair value of the net assets acquired (goodwill) was $2,039,123 and is being amortized on a straight-line basis over 10 years.


AUTOTRADECENTER REMARKETING SERVICES INC. & WALDEN REMARKETING SERVICES, INC. ("WALDEN REMARKETING")

         On March 31, 1999, the Company acquired Walden Remarketing, a Minnesota corporation by issuing the shareholders of Walden Remarketing a total of 2,050,000 restricted shares of common stock, cash of $125,000, and a promissory note in the principal amount of $425,000. The Company valued the common stock at its estimated fair market value of $0.71 per share or $1,450,000. The promissory note accrues interest at the rate of 12% per annum and requires the Company to make 18 equal monthly payments of principal and interest beginning May 1, 1999.

         The excess of the purchase price over the fair value of the net assets acquired (goodwill) was $1,985,383 and is being amortized on a straight-line basis over 10 years.

         On April 20, 1999, the Company entered into a Consulting Agreement with the former majority shareholder of Walden Remarketing as part of the Company's acquisition of Walden Remarketing. The consulting services agreement is for a period of three years ending April 20, 2002. As consideration for the agreement, the Company has granted to the shareholder an option to purchase 3,000,000 shares of the Company's common stock at $3.00 per share. The options, which expire April 20, 2009, vest according to a schedule that is based on the trading price of the common stock.

                   AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


 NOTE J - BUSINESS ACQUISITIONS (CONTINUED)

         On December 1, 1999, the Company entered into an agreement which provides for the termination and unwinding of all oustanding obligations and agreements that arose when the Company acquired Walden Remarketing. The balance on the promissory note issued as part of the acquistion in the amount of $314,475 was converted into common stock at a price of $1.00 per share. The Company changed the name from Walden Remarketing to AutoTradeCenter Remarketing Services Inc. and moved the operation to a new office in Scottsdale, Arizona.

         The consulting services agreement entered into with the former majority shareholder of Walden Remarketing as part of the Company's acquisition of Walden Remarketing was also terminated. As a result the option to purchase 3,000,000 shares of the Company's common stock at $3.00 per share has expired.


BUSINESSTRADECENTER.COM INC. ("BTC")

         On January 7, 1999, the Company incorporated BTC in Arizona to facilitate the buying and selling of vehicles at wholesale between dealers on the Internet. BTC has developed the technology and systems necessary to make the company's inventory, as well as the inventory of member dealers, available for purchase and sale on the Company's Internet site. On March 23, 2000 we acquired the remaining 45% minority interest of BTC by issuing 5,000,000 shares of common stock and paying off a convertible $200,000 note, making BTC a wholly-owned subsidiary.

         The excess of the purchase price over the fair value of the net assets acquired (goodwill) was $9,374,550 and is being amortized on a straight-line basis over 10 years.

         The acquisitions described above were accounted for by the purchase method of accounting for business combinations. Accordingly, the accompanying consolidated statements of operations do not include any revenues or expenses related to these acquisitions prior to the respective closing dates. The cash portions of the acquisitions were financed through available cash and borrowings from the Company's line of credit.

         The following schedule shows the pro-forma results for the years ended March 31, 2000 and March 31, 1999 assuming the acquisitions the Company acquired during the year ended March 31, 2000 occurred on April 1, 1998.


                                                                Year ended March 31,
                                                            2000                   1999
                                                            ----                   ----
        Net revenues                                    $131,861,262           $97,665,410
        Net loss                                        $ (4,758,855)          $(2,192,753)
        Net loss per common share:
                 Basic                                        $(0.17)               $(0.11)
                 Diluted                                      $(0.17)               $(0.11)

         These pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the combinations been in effect on April 1, 1998, or of future results of operations.

                   AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


NOTE J - BUSINESS ACQUISITIONS (CONTINUED)

         As a result of the acquisitions, the Company had the following non-cash activity:

                                                                                    Year ended March 31,
        Assets acquired:                                                          2000              1999
                                                                                  ----              ----
            Accounts receivable, net                                         $       -0-         $   98,609
            Prepaid expenses                                                         -0-              3,520
            Investment in subsidiaries                                               460                -0-
            Property and equipment                                               802,708             34,655
            Goodwill                                                          11,607,064          2,141,158
                                                                             -----------         ----------
                 Total assets acquired                                        12,410,232          2,277,942
                                                                             ===========         ==========
        Liabilities assumed:
             Accounts payable                                                        -0-             84,712
             Accrued liabilities                                                  40,241             84,180
                                                                             -----------         ----------
                 Total liabilities assumed                                        40,241            168,892
                                                                             -----------         ----------
        Notes payable issued                                                         -0-            425,000

        Value of common stock issued                                          12,369,991          1,604,480
                                                                             -----------         ----------
        Net cash paid                                                        $       -0-         $   79,570
                                                                             ===========         ==========

NOTE K - STOCKHOLDERS' EQUITY

COMMON STOCK

         On July 10, 1997 (inception) the Company issued 9,000,000 shares of no-par value common stock for $30,000 to its founders. In December 1997, the Company sold 1,002,500 common shares for $25,062 pursuant to Rule 503 of Regulation D under the Securities Act of 1933 (commonly referred to as a "504 offering").

PREFERRED STOCK

SERIES A

         On February 2, 1998, the Company sold 6,750 shares of Series A preferred stock to Eastlane Trading Limited for $675,000. Each share is convertible into 1,111 shares of common stock. The intrinsic value of this conversion feature was not material. For each share of common stock issued upon conversion of the Series A preferred stock, one warrant to purchase common stock is issued. Five warrants are exercisable to purchase one share of common stock at $.25 per share. Total exercisable warrants were 1,499,850. On March 15, 1999, 644,824 of these warrants expired. As of March 31, 1999, all 6,750 shares of Series A preferred stock had been converted into 7,499,250 shares of common stock, and warrants exercisable to purchase 855,026 shares were outstanding. The remaining 855,026 warrants expired on March 23, 2000.

SERIES B

         During November and December, 1998 the Company issued 47,000 shares of Series B preferred stock ("Series B") for $470,000. Each share of Series B preferred stock is convertible into shares of common shares using a conversion price equal to 65% of the average closing bid price for the common stock for the 10 trading

                   AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000



NOTE K - STOCKHOLDERS' EQUITY (CONTINUED)

days immediately preceding the date of conversion. The Company assigned an intrinsic value of $253,077 to this conversion feature. As a result, a constructive dividend in this amount was recorded in the accompanying financial statements. Each share of Series B preferred stock is entitled to a $10 liquidation preference over common stockholders. The Series B preferred stock is non voting.

         The Company shall have the right and option upon notice to the holders of the Series B preferred stock to call, redeem, and acquire any or all of the shares of Series B preferred stock at a price equal to $11.00 per share, at any time to the extent such shares have not previously converted to common stock pursuant to the terms described above; provided, however, that the holders of the Series B preferred stock shall, in any event, have the right during the 30-day period immediately following the date of the Notice of Redemption, which shall fix the date for redemption, to convert their shares of Series B preferred stock in accordance with the terms described above.

         As of March 31, 2000, all 47,000 shares of series B preferred stock had been converted into 543,515 shares of common stock.

SERIES C

         During February, 2000 the Company issued 20,800 shares of Series C preferred stock ("Series C") for $2,080,000. Each share of Series C preferred stock is convertible, at the option of the holder, at any time, into 80 shares of Common Stock of the Corporation, which is based on the initial conversion price of $1.25. The Company assigned an intrinsic value of $1,697,280 to this conversion feature. As a result, a constructive dividend in this amount was recorded in the accompanying financial statements. Each share of Series C preferred stock is entitled to a $100 liquidation preference over common stockholders. The Series C preferred stock is non voting.

         The Company shall have the right and option upon notice to the holders of the Series C preferred stock to call, redeem, and acquire any or all of the shares of Series C preferred stock at a price equal to $110.00 per share, at any time to the extent such shares have not previously converted to common stock pursuant to the terms described above; provided, however, that the holders of the Series C preferred stock shall, in any event, have the right during the 30-day period immediately following the date of the Notice of Redemption, which shall fix the date for redemption, to convert their shares of Series C preferred stock in accordance with the terms described above.

         On May 17, 2000 the Company filed Form S-1 Registration Statement under theSecurities Act of 1933 to register the common shares to be issued upon conversion of the Series C preferred stock.

SERIES D

         During February, 2000 the Company issued 31,200 shares of Series D preferred stock ("Series D") for $3,120,000. Each share of Series D preferred stock is convertible, at the option of the holder, at any time, into shares of Common Stock of the Corporation equal to $100.00 divided by the conversion price which shall be a price equal to 65% of the average closing bid price for the common stock for the 10 trading days immediately preceding the date of conversion. The maximum conversion price shall be $4.00 per share. The Company assigned an intrinsic value of $1,680,00 to this conversion feature. As a result, a constructive dividend in this amount was recorded in the accompanying financial statements. Each share of Series D preferred stock is entitled to a $100 liquidation preference over common stockholders. The Series D preferred stock is non voting.

                   AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000



NOTE K - STOCKHOLDERS' EQUITY (CONTINUED)

         The Company shall have the right and option upon notice to the holders of the Series D preferred stock to call, redeem, and acquire any or all of the shares of Series D preferred stock at a price equal to $110.00 per share, at any time to the extent such shares have not previously converted to common stock pursuant to the terms described above; provided, however, that the holders of the Series D preferred stock shall, in any event, have the right during the 30-day period immediately following the date of the Notice of Redemption, which shall fix the date for redemption, to convert their shares of Series D preferred stock in accordance with the terms described above.

         On May 17, 2000 the Company filed Form S-1 Registration Statement under the Securities Act of 1933 to register the common shares to be issued upon conversion of the Series D preferred stock.

STOCK OPTION PLAN

         On August 5, 1997, the shareholders of the Company adopted the 1997 Stock Option Plan ("Plan"), which provides for the granting of both incentive stock options and non-qualified options to eligible employees (including independent wholesale brokers), officers, and directors of the Company.
Initially, a total of 1,000,000 shares of common stock were reserved for issuance pursuant to the exercise of stock options under this Plan (the "Option Pool"). The Option Pool is adjusted annually on the beginning of the Company's fiscal year to a number equal to 10% of the number of shares of common stock of the Company outstanding at the end of the Company's last completed fiscal year, or 1,000,000 shares, whichever is greater. For the fiscal years' beginning April 1, 1999 and April 1, 2000, the Option Pool was 2,038,508 shares and 2,765,261, respectively. The Plan is administered by the Compensation Committee of the Board of Directors or, if there is no Committee, by the Board of Directors.

         The Plan provides that disinterested directors, defined as non-employee directors or persons who are not directors of one of the Company's subsidiaries, will receive automatic option grants to purchase 10,000 shares of common stock upon their appointment or election to the Board of Directors of the Company. Options shall have an option price equal to 100% of the fair market value of the common stock on the grant date and shall have a minimum vesting period of one year from the date of grant.

         SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") requires the Company to disclose pro forma information regarding option grants made to its employees. SFAS No. 123 specifies certain valuation techniques that produce estimated compensation charges that are included in the pro forma results below. These amounts have not been reflected in the Company's Statement of Operations, because "APB 25", "Accounting for Stock Issued to Employees," specifies that no compensation charge arises when the price of the employees' stock option equal the market value of the underlying stock at the grant date, as in the case of options granted to the Company's employees.

         SFAS 123 pro-forma numbers are as follows:


                                                                                                     From July 10,
                                                                                                   1997 (inception)
                                                              Year Ended         Year Ended             Through
                                                            March 31, 2000     March 31, 1999       March 31, 1998
                                                            --------------     --------------       --------------
Net income (loss) as reported under APB 25                   $(2,587,753)          $115,241              $12,384
Net income (loss) pro forma under SFAS 123                   $(3,653,384)        $ (234,979)             $10,783
Basic net income (loss) per common share-
     as reported under APB 25                                     $(0.12)             $0.01                $0.00
Diluted net income (loss) per common share-
     as reported under APB 25                                     $(0.12)             $0.01                $0.00


                   AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


NOTE K - STOCKHOLDERS' EQUITY (CONTINUED)


                                                                                                     From July 10,
                                                                                                   1997 (inception)
                                                              Year Ended         Year Ended             Through
                                                            March 31, 2000     March 31, 1999       March 31, 1998
                                                            --------------     --------------       --------------

Basic net income (loss) per common share-
     pro forma under SFAS 123                                     $(0.17)            $(0.02)               $0.00
Diluted net income (loss) per common share-
     pro forma under SFAS 123                                     $(0.17)            $(0.02)               $0.00

         Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following average assumptions:



                                                                                                     From July 10,
                                                                                                   1997 (inception)
                                                              Year Ended         Year Ended             Through
                                                            March 31, 2000     March 31, 1999       March 31, 1998
                                                            --------------     --------------       --------------
Expected dividend yield                                          0.00%               0.00%                 0.00%
Risk-free interest rate                                          6.02%               4.67%                 5.11%
Expected volatility                                               166%                149%                   53%
Expected life (in months)                                         32                  43                     59

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of the Company's options. The weighted average estimated fair value of employee stock options granted during the years ending March 31, 2000 and 1999 and the period ending March 31, 1998 were $0.80, $0.52 and $0.01 per share, respectively.

         During the years ending March 31, 2000 and 1999 and the period ending March 31, 1998, the Company granted stock options to certain of its employees and independent wholesale brokers to purchase up to 1,322,080, 1,361,499 and 175,000 shares, respectively, of the Company's common stock that would be restricted pursuant to Rule 144 of the SEC. These shares vest according to length of service provided that the recipient is still employed by the Company or under contract pursuant to a work-for-hire agreement as of the vesting date. The option prices range from $0.15 to $4.88. At March 31, 2000, 1999 and 1998, 2,389,755, 1,206,499 and 0 shares, respectively, were eligible for exercise. The weighted average exercisable price was $1.55, $1.09 and $0.15 for the years ended March 31, 2000, 1999 and the period ending March 31, 1998, respectively.


OTHER STOCK OPTIONS

         The Company has also granted stock options to other third parties as part of the issuance of stock, debt and in business acquisitions. Some options vest according to various agreed upon conditions; while others vested on the date granted. The price at which the options may be exercised varies from $0.32 to $2.56. At March 31, 2000, 1999 and 1998, the total outstanding options were 2,429,810, 2,089,810 and 850,000, respectively.

                   AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


NOTE K - STOCKHOLDERS' EQUITY (CONTINUED)

         The fair value of the options issued during the year ended March 31, 1998 was not material. The fair value of the options issued during the years ended March 31, 2000 and 1999 was determined using the Black-Scholes option pricing model. Options granted for services were valued at $23,083 and options granted for loan guarantees were valued at $56,355 in 1999. For the year ended March 31, 2000 options granted for services were valued at $351,280.


NOTE L - RELATED PARTY TRANSACTIONS

         During the years ended March 31, 2000 and 1999 and the period ended March 31, 1998, the Company consummated a total of $0, $486,275 and $800,000 of vehicle sales and $0, $2,055,000 and $1,255,000 in purchase transactions respectively with two entities owned by officers, directors and other major stockholders of the Company. At March 31, 1998, the Company had recorded in accounts receivable $37,522 due from one of these entities. Likewise at March 31, 1998, the Company had recorded an account payable of $15,999 to another related entity. At March 31, 1999, these accounts had been paid in full.

         During the period ending March 31, 1998, the Company paid $4,000 for professional services to MRM Consultants, an entity owned by an officer and director. At March 31, 1998 he was owed $11,500. At March 31, 1999, the account had been paid in full.

         On May 5, 1998, the Company obtained a line of credit from its commercial bank in the amount of $500,000. The note was secured by a first lien on all inventory, accounts receivable, equipment, and general intangibles and personally guaranteed by Messrs. Erskine, Stuart and Moldenhauer. In addition, Mr. Moldenhauer agreed to subordinate his loans made to the Company to the bank's line of credit. On May 7, 1998, the Company granted each of Messrs. Erskine, Stuart, and Moldenhauer options to purchase 100,000 restricted shares of Common Stock at a price of $.75 per share. These options expire on May 7, 2002. On March 26, 1999, the note was refinanced.

         Effective June 1, 1998 ANET-NM entered into a lease agreement with G & B Investments, LLC, an entity owned by two of the principals managing the Albuquerque operations. The lease terminates on May 31, 1999 but is automatically renewed unless a 30-day cancellation notice is received by either party. The lease is an operating lease whereby ANET-NM is responsible for all operating costs. The amount of the lease is $2,500 per month. Effective May 1, 2000 the amount of the lease is $3,600 per month.

         As described in Note K, on August 20, 1998 the Company acquired Pinnacle Dealer Services ("PDS") for 300,000 restricted shares of common stock. PDS was owned by three officers of the Company. The value assigned to the transaction was $47,813.

         On March 26, 1999, the Company obtained a $3,000,000 line of credit from a financial institution. The note is due March 31, 2000, and is secured by a first lien on all inventory accounts receivable, equipment, and general intangibles. Messrs. Stuart, Moldenhauer, and Butterwick personally guaranteed the note. In consideration of the personal guarantees, the Company granted each of Messrs. Stuart, Moldenhauer, and Butterwick three-year options to purchase 250,000 restricted shares of common stock at a price of $1.00 per share.

         On April 3, 2000, the Company extended its $3,000,000 line of credit from a financial institution. The note is due June 30, 2000, and is secured by a first lien on all inventory accounts receivable, equipment, and general intangibles. Messr. Butterwick personally guaranteed a portion of the note. No options were granted in consideration of his personal guarantee.

                   AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000



NOTE L - RELATED PARTY TRANSACTIONS (CONTINUED)

         Pursuant to a Financial Services Agreement with Cambridge Management Associates, LLP, an entity whose managing partner became an officer of the Company on April 2, 1999, 300,000 stock options vested on March 26, 1999. The options are exercisable at $0.32 per share.

         The Company has entered into various lending arrangements with officers, directors and other affiliated entities owned or controlled by officers, directors and other key personnel of the Company. As more fully detailed in Note E, at March 31, 2000, March 31, 1999 and March 31,1998 the outstanding balance on these notes was $5,905,628, $3,871,446 and $832,000, respectively. The total interest paid to these entities on all financing activities for the years ended March 31, 2000, 1999 and the period ended March 31, 1998 was $768,121, $286,824 and $58,436, respectively.

         Related party payables at March 31, 1999 include $185,000 due to a major shareholder, normal commissions of $37,423 due to officers of ANET-NM, and $27,828 due to affiliated entities for business expenses incurred on behalf of the Company.


NOTE M - CONCENTRATIONS

         The Company is engaged primarily in one line of business - wholesale activities of used automobiles which represents 100% of consolidated sales.

         During the year ended March 31, 1999, the Company purchased used vehicles from Canada for resale in the United States. The total amount of vehicles purchased in Canada was $3,350,955 including transportation and vehicle inspections. The Company did no Canadian transactions during the year ended March 31, 2000.

         The Company utilizes independent brokers as its sales force in the purchase and sale of used vehicles. For the years ended March 31, 2000 and 1999 a significant portion of the Company's sales were generated by a few of these brokers. Consequently, loss of the services of one of more of these high volume sales producers would have had an impact upon the financial results. As the Company continues its expansion plans, any future negative results from the loss of any one broker's services will be minimized.


NOTE N  - SUBSEQUENT EVENTS

AUTO GROUP OF SAN ANTONIO, LTD.

         Effective April 1, 2000, the Company opened an office and warehouse wholesale operation in San Antonio, Texas. Auto Group of San Antonio Ltd., a Texas limited partnership, conducts our business in San Antonio. The Company is the sole limited partner and the sole owner of a newly formed limited liability company which serves as the general partner.

         The Company loaned the limited partnership $450,000, which is evidenced by an unsecured promissory note with interest at the rate of 12% per annum payable monthly, in arrears. This note, which may be prepaid at any time, has a final maturity on March 31, 2005. The limited partnership has entered into a management agreement with JRB AutoBrokers, L.P. ("JRB"), a Texas limited partnership. JRB also loaned $100,000 to the limited partnership on similar terms to the Company's advance. This promissory note is subordinate to our loan.

                   AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000



NOTE N  - SUBSEQUENT EVENTS (CONTINUED)

         Under the terms of the management agreement, JRB is responsible for all day-to-day management of the limited partnership with complete autonomy, subject only to reasonable review by the general partner. In addition, the Company granted a total of 468,750 contingently issuable restricted shares of the Company's common stock to JRB to acquire this operation. The shares, that have been mutually valued at $2.00 per share, are to be held in escrow pending certain future events. 93,750 of such shares will be released to JRB on April 1, 2001, subject only to the continuation of the business at that date. Annually beginning March 31, 2001, 93,750 additional shares or a portion thereof will be released subject to the limited partnership achieving pre-determined pre-tax earnings. For example, if the limited partnership earns $100,000 for the year ended March 31, 2001, 93,750 of such shares will be released to JRB. In the event earnings for the year fall below $100,000, a portion of these shares may still be released. After March 31, 2001, the pre-tax earnings floor increases through March 31, 2004. A currently interminable number of additional shares can be earned for the year ended March 31, 2005 based on pre-tax earning.

         Stock options to acquire our common shares also can be earned if pre-tax earnings exceed the total predetermined levels over the first five years of this operation.

AUTO NETWORK GROUP OF EASTERN PA., INC.

         Effective April 1, 2000 the Company opened an office and warehouse wholesale operation in the Philadelphia, Pennsylvania area. The business in Pennsylvania is conducted by Auto Network Group of Eastern Pa., Inc., a Pennsylvania corporation. The Company is the sole shareholder of this Pennsylvania operation.

         The Company loaned $300,000 to the Pennsylvania operation, which is evidenced by an unsecured promissory note with interest at the rate of 12% per annum payable monthly, in arrears. The note may be prepaid at any time and has a final maturity on March 31, 2006. Mr. Edward G. McCusker has agreed to loan $100,000 to the Pennsylvania operation on terms similar to our advance, on or before June 30, 2000. This loan will be subordinate to the debt owed to us. As of May 10, 2000, Mr. McCusker had not made the loan.

         The Pennsylvania operation entered into a management agreement with Mr. McCusker, which provides that he is responsible for all day-to-day operations. In addition, the Company granted a total of 232,500 contingently issuable restricted shares of the Company's common stock to Mr. McCusker as additional compensation for his services. The shares, valued by us at $2.00 per share, are to be held in escrow pending certain future events, including among other things the making of the loan by Mr. McCusker. 50,000 of such shares will be released to Mr. McCusker one year from his funding his obligation, subject to the continuation of the business at that date and to his satisfactory performance. Annually beginning March 31, 2001 and for each twelve-month period thereafter, 15,000, 22,488, 30,003, 32,504, 37,502, and 45,003 additional shares or a portion thereof will be released subject to the Pennsylvania operation achieving pre-determined pre-tax earnings. For example, if the operation earns $60,000 (floor) for the year ended March 31, 2001, 15,000 of such shares will be released to Mr. McCusker. In the event earnings for the year fall below $60,000, a portion of these shares may still be released. After March 31, 2001, the pre-tax earnings floor increases through March 31, 2006.

         Stock options to acquire our common shares also can be earned if pre-tax earnings exceed the total predetermined floor over the first six years of this operation.

                   AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


NOTE O - LEGAL PROCEEDINGS

         The Company and certain of its subsidiaries have been named as defendants in various claims, complaints and other legal actions arising in the normal course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect upon the financial condition, results of operations or cash flows of the Company.