Form 10-Q
period 2000-06-30
AUTOTRADECENTER COM INC
filed 2000-08-14
CIK 1085537

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: June 30, 2000

[X] TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act or 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                        [X]  Yes       [ ]  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      32,588,287 SHARES OF COMMON STOCK, NO PAR VALUE, AS OF JUNE 30, 2000

AUTOTRADECENTER.COM INC. AND SUBSIDIARIES

                                      INDEX

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets

        Condensed Consolidated Statements of Operations

        Condensed Consolidated Statements of Cash Flow

        Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

                             PART III - SIGNATURES

                   AutoTradeCenter.com Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                     Assets

                                                                                                       June 30,
                                                                                                         2000            March 31,
                                                                                                      (Unaudited)          2000
                                                                                                     ------------      -------------
Current assets:
  Cash                                                                                               $  2,229,675      $  4,355,738
  Accounts receivable - trade, net                                                                      6,814,516         5,743,845
  Accounts receivable - employees and brokers, net                                                        452,533           332,122
  Inventory                                                                                             5,482,764         4,648,492
  Prepaid expenses and other                                                                              152,802           110,272
                                                                                                     -------------     -------------
    Total current assets                                                                               15,132,290        15,190,469
                                                                                                     -------------     -------------
Property and equipment, net                                                                             1,528,948         1,423,398
                                                                                                     -------------     -------------
Intangible assets, net                                                                                 13,144,602        13,506,484
                                                                                                     -------------     -------------
    Total assets                                                                                     $ 29,805,840      $ 30,120,351
                                                                                                     =============     =============

                      Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable - trade                                                                           $  5,551,964      $  4,401,858
  Notes payable - related party                                                                         4,489,354         4,086,128
  Notes payable - bank                                                                                  1,783,414         1,112,418
  Accrued liabilities                                                                                     236,366           245,049
                                                                                                     -------------     -------------
    Total current liabilities                                                                          12,061,098         9,845,453
                                                                                                     -------------     -------------
Non-current liabilities:
  Long-term debt - related party                                                                              -           1,819,500

                                                                                                     -------------     -------------
    Total non-current liabilities                                                                             -           1,819,500
                                                                                                     -------------     -------------
Stockholders' equity:
  Convertible  preferred  stock,  Series  C;  $.10 par  value;  400,000  shares authorized;  20,800 issued,  13,300 and 20,800 shares  outstanding at June 30,
    2000 and March 31, 2000, respectively; liquidation   preference   $110.00  per  share               1,219,083         1,906,536
  Convertible  preferred  stock,  Series  D;  $.10 par  value;  600,000  shares authorized;  31,200 issued,  19,950 and 31,200 shares  outstanding at June 30,
    2000 and March 31, 2000, respectively; liquidation preference $100.00 per share                     1,828,624         2,859,805
  Common  stock,  no par value;  100,000,000 shares authorized; 32,588,287 and
    27,652,609 shares issued and outstanding  at June 30, 2000 and March 31,
    2000,  respectively                                                                                21,808,175        19,779,542
  Retained  deficit                                                                                    (7,111,140)       (6,090,485)
                                                                                                     -------------     -------------
Total stockholders' equity                                                                             17,744,742        18,455,398
                                                                                                     -------------     -------------
    Total liabilities and stockholders' equity                                                       $ 29,805,840      $ 30,120,351
                                                                                                     =============     =============

           See notes to condensed consolidated financial statements.

                   AutoTradeCenter.com Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                                                                       For the Three Months Ended
                                                                                                                 June 30,
                                                                                                         2000              1999
                                                                                                     -------------     -------------
Net sales                                                                                            $ 39,466,631      $ 34,295,436
Cost of sales                                                                                          37,281,599        32,454,613
                                                                                                     -------------     -------------
  Gross profit                                                                                          2,185,032         1,840,823
                                                                                                     -------------     -------------
Operating expenses:
  Selling                                                                                               1,542,309         1,252,894
  General and administrative                                                                            1,038,990           343,978
  Depreciation and amortization                                                                           463,960            86,251
                                                                                                     -------------     -------------
    Total operating expenses                                                                            3,045,259         1,683,123
                                                                                                     -------------     -------------
Income (loss) from operations                                                                            (860,227)          157,700
                                                                                                     -------------     -------------

Other income (expense):
  Miscellaneous                                                                                            50,294            26,067
  Interest expense                                                                                       (210,722)         (191,783)
                                                                                                     -------------     -------------
    Total other income (expense) - net                                                                   (160,428)         (165,716)
                                                                                                     -------------     -------------
Income (loss) before income taxes                                                                      (1,020,655)           (8,016)

Income tax benefit (expense)                                                                                  -                 562
Minority interest in loss of subsidiaries                                                                     -               2,991
                                                                                                     -------------     -------------
Net income (loss)                                                                                    $ (1,020,655)     $     (4,463)
                                                                                                     =============     =============

Basic earnings (loss) per share                                                                      $      (0.03)     $        -
                                                                                                     =============     =============
Diluted earnings (loss) per share                                                                    $      (0.03)     $        -
                                                                                                     =============     =============


           See notes to condensed consolidated financial statements.

                   AutoTradeCenter.com Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                                       For the Three Months Ended
                                                                                                                 June 30,
                                                                                                         2000              1999
                                                                                                     -------------     -------------
Cash flows from operating activities:
 Net income (loss)                                                                                   $ (1,020,655)     $     (4,463)
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization                                                                           463,960            86,251
 (Increase) decrease in:
  Accounts receivable                                                                                  (1,191,082)       (1,030,066)
  Inventory                                                                                              (834,273)         (227,016)
  Prepaid expenses and other current assets                                                               (24,488)           18,661
 Increase (decrease) in:
   Accounts payable                                                                                     1,150,106          (643,161)
   Accrued liabilities                                                                                     (8,683)          (65,142)
                                                                                                     -------------     -------------
    Net cash  provided by (used in) operating activities                                               (1,465,115)       (1,864,936)
                                                                                                     -------------     -------------
Cash flows from investing activities:
  Purchase of property and equipment                                                                     (225,670)          (90,613)
  Sale of property and equipment                                                                              -              45,925
                                                                                                     -------------     -------------
    Net cash  provided by (used in) investing activities                                                 (225,670)          (44,688)
                                                                                                     -------------     -------------
Cash flows from financing activities:
  Proceeds from borrowings                                                                             19,593,976        28,615,977
  Repayment of borrowings                                                                             (18,922,979)      (27,547,774)
  Proceeds from borrowings - related party                                                                218,900           630,100
  Repayment of borrowings - related party                                                              (1,335,175)          (24,000)
  Proceeds from issuance of common stock                                                                   10,000           200,000
                                                                                                     -------------     -------------
    Net cash  provided by (used in) financing activities                                                 (435,278)        1,874,303
                                                                                                     -------------     -------------
Net change in cash                                                                                     (2,126,063)          (35,321)

Beginning cash balance                                                                                  4,355,738           297,752
                                                                                                     -------------     -------------
Ending cash balance                                                                                  $  2,229,675      $    262,431
                                                                                                     =============     =============
Supplemental disclosures:
  Interest paid                                                                                      $    210,722      $    191,783
                                                                                                     =============     =============

           See notes to condensed consolidated financial statements.

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                  (Unaudited)


NOTE A - PRESENTATION OF FINANCIAL STATEMENTS

         The condensed consolidated financial statements of AutoTradeCenter.com Inc. ("AUTC") or the "Company," which refers to AutoTradeCenter.com Inc, and its subsidiaries have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all adjustments (including all normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows of AUTC as of June 30, 2000 and for all of the periods presented. These statements are condensed and do not include all of the information required by generally accepted accounting principles in a full set of financial statements. These statements should be read in conjunction with AUTC's financial statements and notes thereto included in AUTC'S Annual Report on Form 10-K for its fiscal year ended March 31, 2000.

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Auto Network Group of Arizona, Inc. ("ANET-AZ"), Auto Network Group of New Mexico, Inc. ("ANET-NM"), Auto Network Group Northwest, Inc. ("ANET-NW"), Auto Network Group of Pennsylvania, Inc. ("ANET-PA"), Auto Network Group of San Antonio LTD. ("AUTC-SA"), Pinnacle Dealer Services, Inc. ("PDS"), National Dealer Services ("NDSCo"), AutoTradeCenter Remarketing Services Inc. formerly Walden Remarketing Services, Inc. ("Walden
Remarketing"), and BusinessTradeCenter.com Inc. ("BTC"). All material intercompany accounts and transactions have been eliminated.


NOTE B - EARNINGS (LOSS) PER SHARE

         Basic earnings (loss) per share have been computed based on the weighted average number of common shares outstanding. Diluted earnings per share reflects the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options and the assumed conversion of debt and preferred stock. Since the Company operated at a loss for all periods stated the computation of diluted earnings per share would be anti-dilutive. Accordingly basic and diluted earnings (loss) per share are equivalent.


NOTE C - SEGMENT REPORTING

         The Company is required to report information about operating segments in and related disclosures about products and services, geographic areas and major customers. For the first quarter of its fiscal year ended March 31, 2001 the Company is reporting income in two segments: (1) Land based operations and
(2) Internet operations. Information relating to the Company's segments is more fully presented in Management's Discussion and Analysis contained elsewhere in this Quarterly Report.

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                  (Unaudited)


NOTE D - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

                                                                            June 30,          March 31
                                                                        ---------------- -----------------
                                                                              2000              2000
                                                                              ----              ----
       Trade accounts receivable                                           $6,904,571        $5,828,411
       Due from employees and independent wholesale brokers                 1,493,014         1,378,092
                                                                           ----------        ----------
                                                                            8,397,585         7,206,503
       Allowance for doubtful accounts                                      1,130,536         1,130,536
                                                                           ----------        ----------
              Total                                                        $7,267,049        $6,075,967
                                                                           ==========        ==========

         The allowance for doubtful accounts consist of the following:
              Beginning of the year                                        $1,130,536
              Provision for bad debts                                               0
              Write offs                                                            0             -
              Recoveries                                                            0             -
                                                                           ----------        ----------
              End of the quarter                                           $1,130,536
                                                                           ==========

NOTE E - INTANGIBLE ASSETS Intangible assets consist of the following:

                                                                            June 30,          March 31
                                                                        ---------------- -----------------
                                                                              2000              2000
                                                                              ----              ----
       Goodwill                                                             $13,746,926       $ 13,746,929
       Other                                                                 13,748 832         13,768,204
                                                                            -----------       ------------
         Less accumulated amortization                                          604,230            261,720
                                                                            -----------        -----------
                                                                            $13,144,602        $13,506,484
                                                                            ===========        ===========

NOTE F - STOCKHOLDERS' EQUITY

Preferred and Common Stock

         During June of 2000, holders of $750,000 and $1,125,000 of series C and series D convertible preferred shares (7,500 and 11,250 respectively) elected to convert such shares to common shares. Based on the formulae contained in the terms of the preferred shares, 1,925,678 shares of common stock will be issued during the second calendar quarter of the fiscal year ending March 31, 2001. Since these shareholders made a firm election to convert their preferred shares prior to June 30, 2000, the financial statements have been prepared giving effect to such conversion. In July of 2000, other holders of 700 and 1,050 shares of series C and D convertible stock, respectively, have elected to convert their shares into 176,371 common shares. When issued, these shares will become registered and available for sale (subject to certain lock-up provisions) upon the acceptance by the Securities and Exchange Commission of previous filings on Form S-1 and Form 10-K.

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                  (Unaudited)


NOTE G - ACQUISITION OF SUBSIDIARIES.

AUTO GROUP OF SAN ANTONIO, LTD.

         Effective April 1, 2000, the Company opened an office and warehouse wholesale operation in San Antonio, Texas. Auto Group of San Antonio Ltd., a Texas limited partnership, conducts business in San Antonio. The Company is the sole limited partner and the sole owner of a newly formed limited liability company which serves as the general partner.

AUTO NETWORK GROUP OF EASTERN PA., INC.

         Effective April 1, 2000, the Company opened an office and warehouse wholesale operation in the Philadelphia, Pennsylvania area. The business in Pennsylvania is conducted by Auto Network Group of Eastern Pa., Inc., a Pennsylvania corporation. The Company is the sole shareholder of this Pennsylvania operation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in the forward-looking statements. All period references are for the respective three-month periods ending June 30, 1999 and 2000.

                                     GENERAL

         The presentation includes a discussion of us with our wholly owned subsidiaries, Auto Network Group of Arizona, Inc. ("ANET-AZ"), Auto Network Group of New Mexico, Inc. ("ANET-NM"), Auto Network Group Northwest, Inc. ("ANET-NW"), Auto Network Group of Pennsylvania, Inc. ("ANET-PA") Auto Network Group of San Antonio Ltd. ("ANET-SA"). Pinnacle Dealer Services, ("PDS") Inc., National Dealer Services ("NDSCo"), AutoTradeCenter Remarketing Services Inc. formerly Walden Remarketing Services, Inc. ("Walden Remarketing"), and BusinessTradeCenter.com Inc. ("BTC")

         As a result of the acquisition of our subsidiaries, as further described in the following paragraphs, the trend information should be carefully read and evaluated.

                                    OVERVIEW

         We began operations on September 22, 1997 and completed our first fiscal year on March 31, 1998. During this period of time the founders were involved in the normal activities associated with any start up venture. Management focused its activities on hiring and training personnel, developing accounting and management systems and controls, and expanding our operations into different markets. On June 1, 1998, we opened the office and warehouse facility in Albuquerque, New Mexico. Pinnacle Dealer Services, Inc. was acquired in August 1998. Pinnacle Dealer Services, Inc. provides to our dealer network, through third party financing arrangements, financing for the purchase of vehicles that are purchased by dealers from us. Making financing available to dealers has the effect of increasing sales and cash flow without exposing us to any financing risks. These dealers, who are independent of our company, are obligated to the third party for any financing extended to them. The third party has the risk of making the loans. On July 20, 1999, we opened our office and warehouse facility in Bend, Oregon. On April 1, 2000, we began operations in the Philadelphia, Pennsylvania area, with the incorporation of Auto Network Group of Eastern Pa., Inc. At the same time, we began operations in San Antonio, Texas, with the establishment of Auto Group of San Antonio Ltd., a Texas limited partnership. In each of these transactions, we entered into a management consulting agreement with the individual or entity responsible for managing each respective operation. Under these agreements, certain of our common shares have been issued to such managers, subject to forfeiture based on both future earnings levels and continuity of management. In addition, options to acquire additional common shares can be earned by management based on future performance. As part of our agreements certain of these managers have contributed debt subordinate to our interest in each operation to help provide liquidity and protect us from the first losses, if any, sustained by these operations. On August 2, 2000, we formed a new wholly owned subsidiary Auto Network Group of Denver, Inc. and leased a facility in Denver, Colorado. We anticipate that Auto Network Group of Denver, Inc. will allow us to increase our presence in this area resulting in additional revenue and income. We also have signed letters of intent to open additional wholesale operating facilities in Hartford, Connecticut, and Houston, Texas. These facilities are expected to become part of our operations during our second fiscal quarter subject to our obtaining financing adequate to support these operations. In the event such financing from a secured line of credit or additional equity or debt or a combination of both is not available, we will not open these operations.

         In January 1999, we announced the development of our Internet site WWW.AUTOTRADECENTER.COM. Our now wholly owned subsidiary, BusinessTradeCenter.com, owns and operates the site development and technology for the site. The start-up costs for the development of the site were not material, since the prior minority owner of BusinessTradeCenter.com contributed the technology for the site design for its ownership interest. Through April 30, 2000, no revenues had been generated from the operations of this site. However, effective February 1, 2000, a new web site powered by our technology began generating revenue. Access to this web site is limited to American

Honda Finance Corporation and its dealer base. Our remarketing agreement with Honda Finance Corporation gives us an exclusive contract to remarket, over the Internet, all of Honda's off-lease vehicles for two years. The Honda web site became operational in all Honda and Acura dealerships by June 15, 2000 upon completion of a phase in period beginning in April 2000. The opportunity to enter into the agreement with American Honda Finance Corporation and others resulted directly from our acquisition of Walden Remarketing Services on March 31, 1999. Walden Remarketing Services is now known as AutoTradeCenter Remarketing Services. We have also signed a letter of intent with Suzuki to develop a pilot program, similar to the program developed for Honda, utilizing our Internet technology systems and procedures to remarket their program vehicles to dealers. The Suzuki pilot program is now scheduled to begin September 1, 2000.

         In December 1999, we introduced our second Internet site, WWW.TRADEINCARSONLINE.COM, which has been designed to facilitate the Internet car buying process by providing a firm bid on trade-ins. We initiated a pilot program in Arizona in May 2000 and continue to develop software and content. If successful, we intend to provide this service to customers nationally. As part of this program, we have entered into a strategic alliance with WWW.AUTOBYTEL.COM, an Internet company that sells new cars on line. Our letter of intent with Autobytel.com calls for us to make a firm bid on trade-ins from their prospective customers. If we are successful in acquiring cars through this program we intend to wholesale such cars either through our land-based operations (Auto Network Group) or over the Internet to our dealer network. Until we have executed an agreement with Autobytel.com Inc., our letter of intent with them is not binding on either party. In addition, we are currently negotiating with two other similar on-line new car-buying services to provide bids for their prospective customer's trade-ins.

                              RESULTS OF OPERATIONS

         Net (loss) was $(1,020,655) or $(0.03) per share for the three months ended June 30, 2000 as compared to a net loss of $(4,463) or ($ nil per share) for the three months ended June 30, 1999

         For the quarter ended June 30, 2000, we reported consolidated net sales of $39,466,631 as compared to sales of $34,295,436 for the quarter ended June 30, 1999.

         For the first quarter of 2000 we are reporting our results of operations in two segments: Land Based and Internet:

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                CONSOLIDATED INCOME STATEMENT - SEGMENT REPORTING

                                                               FOR THE THREE MONTHS ENDED JUNE 30, 2000
                                                         ------------------------------------------------------
                                                            LAND BASED         INTERNET             TOTAL
                                                         ------------------------------------------------------
        Net sales                                         $ 39,275,181        $  191,450        $ 39,466,631
        Cost of sales                                       37,281,599               -            37,281,599
                                                          -------------       -----------       -------------
          Gross profit                                       1,993,582           191,450           2,185,032
                                                          -------------       -----------       -------------
        Operating expenses:
          Selling                                            1,414,403           127,906           1,542,309
          General and administrative                           412,805           207,399             620,204
          Depreciation and amortization                         18,425            33,093              51,518
                                                          -------------       -----------       -------------
            Total operating expenses                         1,845,633           368,398           2,214,031
                                                          -------------       -----------       -------------
        Income (loss) from operations                          147,949          (176,948)            (28,999)
                                                          -------------       -----------       -------------
        Other income (expense):
          Miscellaneous                                         12,777               -                12,777
          Interest expense                                    (209,227)              -              (209,227)
                                                          -------------       -----------       -------------
            Total other income (expense) - net                (196,450)              -              (196,450)
                                                          -------------       -----------       -------------

        Income (loss) before Corporate expenses           $    (48,501)       $ (176,948)           (225,449)
                                                          -------------       -----------       -------------
        Corporate
          Salary                                                                                     192,571
          Other                                                                                      190,194
          Depreciation and amortization                                                              412,441
                                                                                                -------------
            Net Corporate expenses                                                                   795,206
                                                                                                -------------
        Income (loss) before income taxes                                                       $ (1,020,655)
                                                                                                =============

LAND BASED OPERATIONS

         The following tables present sales; cost of sales, and profit analysis for the three-month periods ended June 30, 1999 and 2000.

             THREE MONTHS ENDED JUNE 30, 1999

                            SALES                                    COST OF SALES  PROFIT ANALYSIS
                            ------------------                       --------------------------------------------------

                                 Amount        Number      Average       Amount         Gross       Gross      Gross
                                               of cars      sales                       profit      profit  profit as a
                                                sold        price                                  per car   percent of
                                                                                                               sales
                            -------------------------------------------------------------------------------------------
             Scottsdale      $ 26,421,719      1,477       $ 17,889    $ 25,321,898   $ 1,099,821     745       4.16%
             New Mexico         7,773,393        642         12,108       7,232,716       540,677     842       6.96%
                            -------------------------------------------------------------------------------------------
                             $ 34,195,112      2,119       $ 16,137    $ 32,554,614   $ 1,640,498     774       4.80%
                            ===========================================================================================


             THREE MONTHS ENDED JUNE 30, 1999

                            SALES                                    COST OF SALES  PROFIT ANALYSIS
                            ------------------                       --------------------------------------------------

                                 Amount        Number      Average       Amount         Gross       Gross      Gross
                                               of cars      sales                       profit      profit  profit as a
                                                sold        price                                  per car   percent of
                                                                                                               sales
                            -------------------------------------------------------------------------------------------
             Scottsdale      $ 19,374,071      1,109       $ 17,470    $ 18,608,815   $   765,256      590       3.95%
             New Mexico         8,647,249        747         11,576       8,200,279       446,970      598       5.17%
             Oregon             4,879,627        351         13,902       4,525,302       354,325    1,009       7.26%
             San Antonio        5,487,372        443         12,387       5,120,784       366,588      828       6.68%
             Pennsylvania         886,862        154          5,759         826,419        60,442      392       6.82%
                            -------------------------------------------------------------------------------------------
             Total           $ 39,275,181      2,804       $ 14,007    $ 37,281,599   $ 1,993,582      711       5.08%
                            ===========================================================================================


         Operating income from our land based operations for the first quarter of 2000, as compared to the first quarter of 1999, were positively affected by profitable operations in our San Antonio and Oregon subsidiaries, and adversely affected by negative results in Pennsylvania, New Mexico and Arizona. Our operating loss in Pennsylvania was anticipated, as it is a start up venture. New Mexico's results of operations reflected a sharp decline in gross margins for the quarter. We initiated remedial action during the first quarter of 2000 that already is showing positive results. Arizona's decline in sales and gross margins substantially is due to the termination of work for hire agreements with two high volume brokers. Our Arizona subsidiary has not replaced these brokers and has not been able to reduce sufficiently its fixed costs of operations to offset the decline in gross profit previously generated by these individuals. Offsetting the loss in sales and gross margins, we did not increase our allowances for doubtful accounts or increase reserves to reduce inventory to net-realizable value as the previously established allowances and reserves adequately valued these assets at June 30, 2000. A substantial portion of the allowance for losses and reserves established by us in the fiscal year ended March 31, 2000 was directly related to inventory acquired by and sales booked by these same brokers.

         Gross profit as a percent of sales was 5.08 % for the quarter ended June 30, 2000, as compared to 4.80% for the quarter ended June 30, 1999. Higher margins earned by our Oregon, San Antonio and Pennsylvania land based operations more than offset lower margins from our Arizona and New Mexico operations. Average gross profit per car sold declined from $774 in the first quarter of 1999 to $711 in the first quarter of 2000. The decline was due to increased sales, at a lower profit per car sold, from operations outside of Arizona as a percent of total sales.


         Total operating expenses before depreciation and amortization were $1,827,208 for the three months ended June 30, 2000 as compared to $1,596,872 in 1999.

         For the quarter ended June 30, 2000 we adopted, for the first time, segment accounting to report the results of operations from our land based business separately from our Internet operations. In the first quarter of 1999, all corporate overhead was included in operating expenses of our land-based operations, our only revenue source and single segment. In the first quarter of 2000, as we began to earn revenue from our Internet operations, we charged direct operating expenses to land based and Internet operations respectively. Expenses not directly related to these revenue-producing segments are considered corporate overhead and deducted from income (loss) from operations generated by our operating segments.


         General and administrative expenses directly allocated to our land based operations during the first quarter of 2000 were $412,805 as compared to $343,978 during the first quarter of 1999. The increase in general and administrative expenses related to increased salaries and greater expenses due to changing our accounting system to better control our operations.

         Selling expenses were $1,414,403 for the quarter ended June 30, 2000 as compared to $1,252,894 for the same period last year. The increase in selling expense to 3.6% of revenue in the current quarter from 3.3% during the same quarter last year primarily is due to our increased sales volume outside of Arizona. Arizona selling expense, as a percent of sales price, is lower than those in our other operations primarily due to the higher sales price per car sold in Arizona as compared to our other land based subsidiaries.


         Interest expense was $209,227 for the quarter ending June 30, 2000 as compared to $191,783 for the quarter ended June 30, 1999. Funds obtained from borrowings are used to finance our accounts receivable and inventory in our land-based operations. The effective annualized rate of interest was approximately 11% for both periods.

INTERNET OPERATIONS

         Net sales from our Internet operations were $191,450 for the three months ended June 30, 2000. Substantially all of this revenue was earned from our contract with American Honda Finance Corporation. The first Honda and Acura vehicles were listed on our site in April 2000, available only to dealers in California. By June 15, 2000, all Honda and Acura dealers in the United States were utilizing the Honda remarketing Internet site to acquire off-lease vehicles. We marketed approximately 4,500 vehicles during the quarter. In July 2000, the first month that all dealers were on-line for the entire month, we sold over 2,500 vehicles and received revenue in excess of $87,000.

         Operating expenses for our Internet segment include salaries for management, sales, marketing and our call-center. We maintain a call-center to better serve all Honda and Acura Dealers 24 hours per day, 7 days per week. General and administrative expenses include over $45,000 for hosting and maintaining our Honda Web site. We also spent approximately $50,000 for travel and other costs related to marketing and promotion. The balance of operating expenses is made up of normal business expenses. Depreciation primarily is from computer equipment required to run our Internet sites as well as office furniture and equipment.

CORPORATE EXPENSES

         Corporate expenses primarily are made up of executive salaries and related costs, including executive travel, professional fees including, among others, legal fees and audit fees, and other professional services related to public relations and capital accumulation.

         In addition to depreciation and amortization allocated directly to our Land Based and Internet segments, depreciation and amortization for the quarter ended June 30, 2000, included in corporate expense, totaled $412,441, as compared to total depreciation and amortization for the three-month period ended June 30, 1999 of $86,251. The substantial increase in depreciation and amortization primarily is due to amortization of goodwill resulting from our acquisitions during our fiscal year ended March 31, 2000 of NDSCo, the minority interest in BTC, and ANET-NW. As a result of these acquisitions intangible assets-net increased to $13,144,602 at June 30, 2000 from $2,137,100 at June 30, 1999.

                               FINANCIAL CONDITION

         The following table sets out assets used by our operating and corporate segments:

                        AUTOTRADECENTER.COM
                        ASSETS USED BY BUSINESS SEGMENTS
                        6/30/2000

                                     LAND BASED          INTERNET           CORPORATE              TOTAL
                                   ----------------------------------------------------------------------------
            Current Assets           $15,110,013          $ 22,277                                 $15,132,290

            Fixed Assets               1,201,737           327,211                                   1,528,948

            Intangibles and other                              604           13,143,998             13,144,602
                                   ----------------------------------------------------------------------------
            Total                    $16,311,750           350,092          $13,143,998            $29,805,840

         Total assets decreased by $314,511 to $29,805,840 at June 30, 2000 as compared to $30,120,351 at March 31, 2000. Total liabilities increased by $396,144 to $12,061,09 at June 30, 2000 from $11,664,953 at March 31, 2000. We do not consider either of these changes unusual or significant.

         During June of 2000 holders of $750,000 and $1,125,000 of our series C and series D convertible preferred shares (7,500 and 11,250 respectively) elected to convert such shares to common shares. Based on the formulae contained in the terms of the preferred shares we will issue 1,925,678 shares of common stock during the second calendar quarter of the fiscal year ending March 31, 2001. Since these shareholders made a firm election to convert their preferred shares prior to June 30, 2000, our financial statements have been prepared giving effect to such conversion. In July of 2000, other holders of 700 and 1,050 shares of our series C and D convertible stock, respectively, have elected to convert their shares into 176,371 common shares. When issued, these shares will become registered and available for sale (subject to certain lock-up provisions) upon the effectiveness of a registration statement covering these shares filed with the Securities and Exchange Commission.

                         LIQUIDITY AND CAPITAL RESOURCES

         Working capital (current assets minus current liabilities) decreased during the three months ended June 30, 2000 by $2,273,824. At June 30, 2000 working capital was $3,071,192 as compared to $5,345,016 at March 31, 2000. A substantial amount of this decrease is due to the reclassification of $1,819,500 of long-term debt to short-term debt as the maturity date for such debt is less than twelve months as of June 30, 2000

         We used $1,465,115 of cash to support our operating activities for the quarter ended June 30, 2000, as compared to $1,864,936 for the quarter ended June 30, 1999. The major components contributing to the use of cash funds for operations for the quarter ended June 30, 2000, other than our net loss for the period of $1,020,655 reduced by $463,960 for depreciation and amortization, were the increase in accounts receivable of $1,191,082 and the increase in inventory of $834,273, less the increase in accounts payable of $1,150,106. Other changes in current assets and liabilities resulted in a further use of cash of $33,171. Accounts receivable, inventories, and accounts payable increased primarily due to the expansion of our land based operations to San Antonio and Pennsylvania. For the period ending June 30, 1999, accounts receivable increased $1,030,066, inventories increased $227,016, and prepaid expenses and other current assets decreased $46,481. An additional use of cash was the decrease in accounts payable of $643,161. The changes in these assets and liabilities primarily resulted from our business expansion in Arizona and our initiation of operations in New Mexico.

         Our investing activities for the three months ended June 30, 2000 and 1999 required a use of cash of $225,670 and $44,688, respectively. For the quarter ended June 30, 2000, our investing activities comprised solely of the purchase of property and equipment. Property and equipment acquired in the quarter ended June 30, 2000 primarily were computer hardware and software required for business expansion and our e-commerce and Internet operations. During the quarter ended June 30, 1999 we added $44,688 of furniture and equipment net of dispositions.

         We supported the cash needs for the quarter ended June 30, 2000 by net borrowings of $425,278 and proceeds from the issuance of common stock of $10,000. For the quarter ended June 30, 1999 cash needs were supplied by net borrowings of $1,674,303 and the issuance of common stock of $200,000.

         On March 26, 1999, we obtained a $3,000,000 revolving line of credit with Wells Fargo Business Credit, Inc. that provided sufficient short-term liquidity and capital to implement our business plan, including providing for the expansion into other markets. The note that evidences this obligation to Wells Fargo Business Credit bears interest at 1.5% over prime and has been extended from its original due date of March 31, 2000 to June 30, 2000, and subsequently to September 30, 2000. The amount outstanding on our revolving line of credit at June 30, 2000 and was $1,783,414. At March 31, 2000 our bank line of credit was $1,112,418. We intend to renegotiate or replace this credit facility by September 30, 2000.


         Total debt at June 30, 2000 was $6,272,768. $4,489,354 of this debt is due to former officers and directors, shareholders and related parties and is due in various installments through March 31, 2001. At March 31, 2000 total long and short-term debt was $7,018,046. During the quarter ended June 30, 2000, repayments of debt due to former officers, directors, and shareholders other than notes payable directly by certain land-based subsidiaries was $569,307. In addition a note payable to a former officer, director, and shareholder of $300,000 was converted into equity through the issuance of common shares.

         To address our long-term liquidity needs, we must obtain additional equity financing and/or additional credit facilities that are greater than one year in duration. If we are unable to renegotiate or replace our notes and credit lines and/or we are not successful in our planned equity raising activities, we will be required to reduce the amount of vehicle purchases and may be required to slow down developing our Internet activities. These actions, if required, will result a reduction in our sales that could result in unanticipated losses.

                               ANTICIPATED TRENDS

         Management anticipates that the current level of sales will increase significantly during our fiscal year ending March 2001. The expected sales increase is attributable to the expansion of our wholesale operations into the San Antonio, Texas, and Philadelphia, Pennsylvania, markets as of April 1, 2000, our expansion into the Denver market as of August 1, 2000, and the anticipated expansion resulting from letters of intent to open wholesale operations in Hartford, Connecticut and Houston, Texas during our second fiscal quarter of our fiscal year ended March 31, 2001 (subject to obtaining sufficient funding through a new revolving credit facility or the issuance of new capital or debt or a combination of both to finance such expansion). In addition to our wholesale operation expansion efforts, our agreement with American Honda Finance Corporation will generate greater revenues than earned during our first quarter of 2000 and our pilot program with American Suzuki Motor Corporation should begin generating revenue in September 2000. (Results, to date, of our Honda re-marketing agreement are presented in the discussion regarding our Internet operations.) We anticipate a greater number of car sales on our Internet sites resulting in increased revenues in the months to come as a larger number of vehicles are coming off lease and will be available to all Honda and Acura dealers in the United States. Our programs with Autobytel and other

Internet new car retailers are currently under development and accordingly, we cannot estimate a start date for earning revenue from this or similar programs.

         We estimate that approximately $5 million will be required to fund our e-commerce operations both to augment our current operations and to expand into new markets, $2 million will be needed for marketing programs, $2 million for the Internet development which includes capital expenditures, and $5 million for the cash needs required to support the increase in inventory and accounts receivable that will be generated from the anticipated growth of our land based operations. In addition, repayment of current short term and long term debt could require up to another $7 million. We are currently in the process of reevaluating our total needs and the appropriate financing to address such needs with input from investment banking firms and others.

         While management anticipates significant growth during its fiscal year ending March 31, 2001, our ability to grow depends upon our ability to raise capital through equity and/or debt financing required to fund such growth. We raised $5 million privately through the sale of Series C and D preferred stock in February 2000. In addition, we have extended the line of credit with Wells Fargo Business Credit until September 30, 2000 and have extended certain of our debt due to related parties under favorable terms up to April 1, 2001 that allows time to negotiate long-term credit facilities. We cannot assure you that we will be able to raise the additional capital or debt financing to execute our business plan that includes expanding existing operations, expanding into new markets, and developing our Internet sites. In addition, extensions of existing debt terms may again be necessary in order for us to meet obligations as they come due. Failure to extend these terms will force us to reduce our current level of revenue that could have a negative impact upon shareholder value of our common stock.

                                      OTHER

FORWARD-LOOKING STATEMENTS

         Certain statements in this Quarterly Report on Form 10-Q, the Company's Annual Report on Form 10-K for its fiscal year ended March 31, 2000, the Company's Annual Report to Shareholders, as well as statements made by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1955. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes;
(3) the relative stability of the debt and equity markets; (4) competition; (5) the availability and cost of used vehicles used in the Company's business; (6) demographic changes; (7) government regulations particularly those related to Internet commerce; (8) required accounting changes; (9) equipment failures, power outages, or other events that may interrupt Internet communications; (10) disputes or claims regarding the Company's proprietary rights to its software and intellectual property; and (11) other factors over which the Company has little or no control.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company and certain of its subsidiaries have been named as defendants in various claims, complaints and other legal actions arising in the normal course of business. In the opinion of management, the outcome of these matters will not have a material adverse affect upon the financial condition, results of operations or cash flows of the Company. See "Forward-Looking Statements" below.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In April 2000, 468,750 shares of common stock were issued to JRB AutoBrokers, L.P. in connection with the establishment of Auto Group of San Antonio, Ltd. The shares, valued at $2.00 each, were issued for good will and are being held in escrow pending certain future events.

         Also in April 2000, 232,500 shares of common stock were issued to Edward McCusker in connection with the establishment of Auto Network Group of Eastern Pa., Inc. The shares, valued at $2.00 each, were issued for management services and are being held in escrow pending certain future events.

         In May 2000, 3,000,000 shares of common stock were issued to Mark Moldenhauer as payment of debt in the amount of $300,000.

         In June 2000, 1,925,678 shares of common stock were issued upon conversion of the Company's Series C and Series D convertible preferred stock.

         No underwriters were used in the above transactions. The Company relied upon the exemption from registration contained in Section 4(2) as to all of the transactions. All of the purchasers were deemed to be sophisticated with respect to the investment in the securities due to their financial condition and involvement in the registrant's business. Restrictive legends were placed on the stock certificates evidencing the shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         The following exhibits are filed with this report:

   REGULATION
   S-K NUMBER      DOCUMENT
       2.1         Agreement  and Plan of  Reorganization  between Auto Network  Group,  Inc. and Walden  Remarketing
                   Services, Inc. (1)<F1>
       2.2         Agreement  Concerning  the  Exchange of Common  Stock  Between  AutoTradeCenter.com  Inc. and Auto
                   Network Group of Northwest, Inc.(1)<F1>
       3.1         Articles of Incorporation, as amended (1)<F1>
       3.2         Bylaws (1)<F1>
       4.1         Statement Pursuant To Section 10-602 of The Arizona Business  Corporation Act of Auto Network USA,
                   Inc. Regarding Series A Preferred Stock (1)<F1>
       4.2         Statement Pursuant To Section 10-602 of The Arizona Business  Corporation Act of Auto Network USA,
                   Inc. Regarding Series B Preferred Stock (1)<F1>
       4.3         Warrant to Purchase Common Stock Issued to Anthony & Company, Inc. (1) <F1>
       4.4         Statement   Pursuant   to   Section   10-602  of  The   Arizona   Business   Corporation   Act  of
                   AutoTradeCenter.com Inc. Regarding Series C Preferred Stock (3) <F3>
       4.5         Statement   Pursuant   to   Section   10-602  of  The   Arizona   Business   Corporation   Act  of
                   AutoTradeCenter.com Inc. Regarding Series D Preferred Stock (3) <F3>
      10.1         Stock Option Plan (1)<F1>
      10.2         Evelyn Felice loan documents (1)<F1>
      10.3         Mark Moldenhauer loan documents (1)<F1>
      10.4         Pinnacle Financial Corporation loan documents (1)<F1>
      10.5         Eastlane Trading Limited loan documents (1)<F1>
      10.6         Norwest Bank loan documents (1)<F1>
      10.7         Mike and Debbie Stuart loan documents (1)<F1>
      10.8         Purchase of Goodwill Agreement with JBS, LLC (1)<F1>
      10.9         Promissory Notes used for acquisition of Walden Remarketing Services, Inc.  (1)<F1>
      10.10        Consulting Agreement with Dennis E. Hecker dated April 20, 1999 (1)<F1>
      10.11        Non-Qualified Stock Option Agreement with Dennis E. Hecker dated April 20, 1999 (1)<F1>
      10.12        Sample "Work for Hire Agreement" (1)<F1>
      10.13        Agreement with Auction Finance Group, Inc. (1)<F1>
      10.14        Purchase  Agreement with Lloydminister  Enterprises Inc. and Kindersley  Holdings Inc. dated March
                   23,2000 (2) <F2>
      10.15        Amended and Restated Secured Promissory Note dated March 31, 2000 to Mark Moldenhauer (3)<F3>
      10.16        Amended  and  Restated  Secured  Promissory  Note  dated  March  31,  2000 to  Pinnacle  Financial
                   Corporation (3)<F3>
      10.17        Loan Extension from Wells Fargo Business Credit, Inc. (3)<F3>
       21          Subsidiaries of the registrant (3)<F3>
       27          Financial Data Schedule
---------------------

(1)<F1> Incorporated by reference to the exhibits filed to the registration statement on Form S-1 (File No. 333-78659).
(2)<F2> Incorporated by reference to the exhibits filed to the current report on Form 8-K dated March 23, 2000 (File No. 333-78659).
(3)<F3> Incorporated by reference to the exhibits filed to the registration statement on Form S-1 (File No. 333-37090).

            b) Reports on Form 8-K:  NONE.

                              PART III - SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AUTOTRADECENTER.COM INC.

Date: August 14, 2000                 By:/S/ M.H. FEINSTEIN
                                         ---------------------------------
                                         M.H. Feinstein, Chief Financial Officer