Form 10-Q
period 2000-09-30
AUTOTRADECENTER COM INC
filed 2000-11-14
CIK 1085537

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM _________TO____________



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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    X Yes    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    33,291,937 SHARES OF COMMON STOCK, NO PAR VALUE, AS OF SEPTEMBER 30, 2000

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

     Item 3.  Defaults Upon Senior Securities

     Item 4.  Submission of Matters to a Vote of Security Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K

                                   SIGNATURES

                   AutoTradeCenter.com Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet

                                     ASSETS
                                                                          September 30,
                                                                              2000            March 31,
                                                                           (Unaudited)           2000
                                                                          -------------     -------------
Current assets:
  Cash                                                                    $    854,310      $  4,355,738
  Accounts receivable - trade, net                                           8,495,924         5,743,845
  Accounts receivable - employees and brokers, net                             690,594           332,122
  Inventory                                                                  5,254,089         4,648,492
  Prepaid expenses and other                                                   171,986           110,272
                                                                          -------------     -------------
    Total current assets                                                    15,466,903        15,190,469
                                                                          -------------     -------------
Property and equipment, net                                                  1,491,176         1,423,398
                                                                          -------------     -------------
Intangible assets, net                                                      12,800,761        13,506,484
                                                                          -------------     -------------
      Total assets                                                        $ 29,758,840      $ 30,120,351
                                                                          =============     =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable - trade                                                $  6,612,166      $  4,401,858
  Accounts payable - employees and related parties                               2,226               -
  Notes payable - related party                                              4,555,817         4,086,128
  Notes payable - bank                                                       1,764,831         1,112,418
  Accrued liabilities                                                          230,283           245,049
                                                                          -------------     -------------
    Total current liabilities                                               13,165,323         9,845,453
                                                                          -------------     -------------
Non-current liabilities:
  Long-term debt - related party                                                   -           1,819,500
                                                                          -------------     -------------
    Total non-current liabilities                                                  -           1,819,500
                                                                          -------------     -------------
Stockholders' equity:
  Convertible preferred stock, Series C; $.10 par value;
    400,000 shares authorized; 20,800 issued, 12,600 and 20,800 shares outstanding at September 30, 2000 and March 31, 2000, respectively;
    liquidation preference $110.00 per share                                 1,154,921         1,906,536
  Convertible preferred stock, Series D; $.10 par value;
    600,000 shares authorized; 31,200 issued, 16,300 and 31,200 shares outstanding at September 30, 2000 and March 31, 2000, respectively;
    liquidation preference $100.00 per share                                 1,494,064         2,859,805
  Common stock, no par value; 100,000,000 shares authorized;
    33,291,937 and 27,652,609 shares issued and outstanding
    at September 30, 2000 and March 31, 2000, respectively                  22,358,564        19,779,542
  Retained deficit                                                          (8,414,032)       (6,090,485)
                                                                          -------------     -------------
    Total stockholders' equity                                              16,593,517        18,455,398
                                                                          -------------     -------------
      Total liabilities and stockholders' equity                          $ 29,758,840      $ 30,120,351
                                                                          =============     =============

           See notes to condensed consolidated financial statements.

                   AutoTradeCenter.com Inc. and Subsidiaries
                 Condensed Consolidated Statement of Operations
                                  (Unaudited)



                                                FOR THE THREE MONTHS ENDED            FOR THE SIX MONTHS ENDED
                                                        SEPTEMBER 30,                       SEPTEMBER 30,
                                                   2000              1999              2000              1999
                                              -------------     -------------     -------------     -------------
Net sales                                     $ 44,628,211      $ 34,353,054      $ 84,094,842      $ 68,648,490
Cost of sales                                   42,259,304        33,116,143        79,540,903        65,570,756
                                              -------------     -------------     -------------     -------------
  Gross profit                                   2,368,907         1,236,911         4,553,939         3,077,734
                                              -------------     -------------     -------------     -------------
Operating expenses:
  Selling                                        1,769,223           710,324         3,311,532         1,963,218
  General and administrative                     1,178,998           519,824         2,217,988           863,802
  Depreciation and amortization                    467,148            61,636           931,108           147,887
                                              -------------     -------------     -------------     -------------
    Total operating expenses                     3,415,369         1,291,784         6,460,628         2,974,907
                                              -------------     -------------     -------------     -------------
Income (loss) from operations                   (1,046,462)          (54,873)       (1,906,689)          102,827
                                              -------------     -------------     -------------     -------------
Other income (expense):
  Miscellaneous                                     18,650            16,911            68,944            42,978
  Bad debt expense                                 (75,000)              -             (75,000)              -
  Interest expense                                (200,081)         (263,633)         (410,803)         (455,416)
                                              -------------     -------------     -------------     -------------
    Total other income (expense) - net            (256,431)         (246,722)         (416,859)         (412,438)
                                              -------------     -------------     -------------     -------------
Loss before income taxes                        (1,302,893)         (301,595)       (2,323,548)         (309,611)

Income tax benefit                                     -              54,987               -              55,549
Minority interest in loss of subsidiaries              -              47,330               -              50,320
                                              -------------     -------------     -------------     -------------
Net loss                                      $ (1,302,893)     $   (199,278)     $ (2,323,548)     $   (203,742)
                                              =============     =============     =============     =============
Weighted average common
shares outstanding - basic                      32,940,112        20,735,084        32,472,273        20,685,084
                                              =============     =============     =============     =============

Basic loss per share                          $      (0.04)     $      (0.01)     $      (0.07)     $      (0.01)
                                              =============     =============     =============     =============
Weighted average common
shares outstanding - diluted                    32,940,112        20,735,084        32,472,273        20,685,084
                                              =============     =============     =============     =============
Diluted loss per share                        $      (0.04)     $      (0.01)     $      (0.07)     $      (0.01)
                                              =============     =============     =============     =============


           See notes to condensed consolidated financial statements.

                   AutoTradeCenter.com Inc. and Subsidiaries
                 Condensed Consolidated Statement of Cash Flows
                                  (Unaudited)

                                                                              For The Six Months Ended
                                                                                   September 30,
                                                                              2000               1999
                                                                          -------------     -------------

Cash flows from operating activities:
  Net loss                                                                $ (2,323,548)     $   (203,742)
      Depreciation and amortization                                            931,108           147,887
      Bad debt expense                                                          75,000               -
  (Increase) decrease in:
    Accounts receivable                                                     (3,185,551)       (1,310,846)
    Inventory                                                                 (605,597)         (162,665)
    Prepaid expenses and other current assets                                  (44,135)         (116,734)
  Increase (decrease) in:
    Accounts payable                                                         2,212,534           445,288
    Accrued liabilities                                                        (14,767)         (151,002)
                                                                          -------------     -------------
      Net cash  provided by (used in) operating activities                  (2,954,956)       (1,351,814)
                                                                          -------------     -------------
Cash flows from investing activities:
  Purchase of property and equipment                                          (374,597)          (90,613)
  Sale of property and equipment                                                63,856            59,044
                                                                          -------------     -------------
      Net cash  provided by (used in) investing activities                    (310,741)          (31,569)
                                                                          -------------     -------------
Cash flows from financing activities:
  Proceeds from borrowings                                                  40,483,323        51,174,637
  Repayment of borrowings                                                  (39,830,910)      (51,577,933)
  Proceeds from borrowings - related party                                     912,841         1,796,267
  Repayment of borrowings - related party                                   (1,962,652)         (139,447)
  Proceeds from issuance of common stock                                       161,667           200,000
                                                                          -------------     -------------
      Net cash  provided by financings activities                             (235,731)        1,453,524
                                                                          -------------     -------------
Net change in cash                                                          (3,501,428)           70,141

Beginning cash balance                                                       4,355,738           297,752
                                                                          -------------     -------------
Ending cash balance                                                       $    854,310      $    367,893
                                                                          =============     =============
Supplemental disclosures:
  Interest paid                                                           $    410,803      $    455,416
                                                                          =============     =============
  Income taxes paid                                                       $        -        $        -
                                                                          =============     =============

           See notes to condensed consolidated financial statements.

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

NOTE A - PRESENTATION OF FINANCIAL STATEMENTS

         The condensed consolidated financial statements of AutoTradeCenter.com Inc. ("AUTC") or the "Company," which refers to AutoTradeCenter.com Inc, and its subsidiaries have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all adjustments (including all normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows of AUTC as of September 30, 2000 and for all of the periods presented. These statements are condensed and do not include all of the information required by generally accepted accounting principles in a full set of financial statements. These statements should be read in conjunction with AUTC's financial statements and notes thereto included in AUTC'S Annual Report on Form 10-K for its fiscal year ended March 31, 2000.

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Auto Network Group of Arizona, Inc. ("ANET-AZ"), Auto Network Group of New Mexico, Inc. ("ANET-NM"), Auto Network Group Northwest, Inc. ("ANET-NW"), Auto Network Group of Pennsylvania, Inc. ("ANET-PA"), Auto Group of San Antonio LTD. ("AUTC-SA"), Pinnacle Dealer Services, Inc. ("PDS"), National Dealer Services ("NDSCo"), AutoTradeCenter Remarketing Services Inc. formerly Walden Remarketing Services, Inc. ("Walden
Remarketing"), and BusinessTradeCenter.com Inc. ("BTC"). All material intercompany accounts and transactions have been eliminated.


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


NOTE C - SEGMENT REPORTING

         The Company is required to report information about operating segments in and related disclosures about products and services, geographic areas and major customers. For the year ended March 31, 2001 the Company is reporting income in two segments: (1) Land-based operations and (2) Internet operations. Information relating to the Company's segments is more fully presented in Management's Discussion and Analysis contained elsewhere in this Quarterly Report.

NOTE D- ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

                                                                             September  30,       March 31,
                                                                                 2000               2000
                                                                              -----------       -----------

       Trade accounts receivable                                              $ 8,730,530       $ 5,828,411
       Due from employees and independent wholesale brokers                     1,657,713         1,378,092
                                                                              -----------       -----------
                                                                               10,388,243         7,206,503
       Allowance for doubtful accounts                                          1,201,725         1,130,536
                                                                              -----------       -----------
              Total                                                           $ 9,186,518       $ 6,075,967
                                                                              ===========       ===========

         The allowance for doubtful accounts consist of the following:
              Beginning of the year                                           $ 1,130,536       $    90,055
              Provision for bad debts                                              75,000         1,045,970
              Write offs                                                            3,811             5,489
              Recoveries                                                              -                 -
                                                                              -----------       -----------
              End of the quarter                                              $ 1,201,725       $ 1,130,536
                                                                              ===========       ===========


NOTE E - INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                                             September 30,       March 31,
                                                                                 2000               2000
                                                                              -----------       -----------
         Goodwill                                                             $13,746,926       $13,746,926
         Other                                                                      3,228            21,278
                                                                              -----------       -----------
                                                                               13,750,154        13,768,204
         Less accumulated amortization                                            949,393           261,720
                                                                              -----------       -----------
                                                                              $12,800,761       $13,506,484
                                                                              ===========       ===========

NOTE F - STOCKHOLDERS' EQUITY

Preferred and Common Stock

         During June of 2000, holders of $750,000 and $1,125,000 of series C and series D convertible preferred shares (7,500 and 11,250 respectively) elected to convert such shares to common shares. Based on the formulae contained in the terms of the preferred shares, 1,925,678 shares of common stock were issued during the second calendar quarter of the fiscal year ending March 31, 2001. In July of 2000, other holders of 700 and 1,050 shares of series C and D convertible stock, respectively, have elected to convert their shares into 179,213 common shares. In September 2000, we issued 308,404 shares of common stock to other holders upon the conversion of 2,600 shares of Series D convertible preferred stock. Upon issuance, these shares will become registered and available for sale (subject to certain lock-up provisions) upon the acceptance by the Securities and Exchange Commission of previous filings on Form S-1 and Form 10-K. We also issued 218,875 common shares for $161,667 upon the exercise of stock options during the six months ended September 30, 2000.

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

AUTO NETWORK GROUP OF EASTERN PA., INC.

         Effective April 1, 2000, the Company opened an office and warehouse wholesale operation in the Philadelphia, Pennsylvania area. The business in Pennsylvania is conducted by Auto Network Group of Eastern Pa., Inc., a Pennsylvania corporation. The Company is the sole shareholder of this Pennsylvania operation. As of September 30, 2000, we decided to close our operations in Pennsylvania since certain performance obligations by the local management were not met. We anticipate that closing this operation will result in a loss, the extent of which is not determinable at this time. However, as of September 30, 2000, we have established an allowance for losses of $150,000 respecting our Pennsylvania operation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in the forward-looking statements. All period references are for the respective three and six-month periods ending September 30, 1999 and 2000.

                                     GENERAL

         The presentation includes a discussion of us with our wholly owned subsidiaries, Auto Network Group of Arizona, Inc. ("ANET-AZ"), Auto Network Group of New Mexico, Inc. ("ANET-NM"), Auto Network Group Northwest, Inc. ("ANET-NW"), Auto Network Group of Pennsylvania, Inc. ("ANET-PA") Auto Group of San Antonio Ltd. ("ANET-SA"). Auto Network Group of Denver Inc., ("ANET-D') Pinnacle Dealer Services, ("PDS") Inc., National Dealer Services ("NDSCo"), AutoTradeCenter Remarketing Services Inc. formerly Walden Remarketing Services, Inc. ("Walden Remarketing"), and BusinessTradeCenter.com Inc. ("BTC")

         As a result of the acquisition of our subsidiaries, as further described in the following paragraphs, the trend information should be carefully read and evaluated.

                                    OVERVIEW

         We began operations on September 22, 1997 and completed our first fiscal year on March 31, 1998. During this period of time the founders were involved in the normal activities associated with any start up venture. Management focused its activities on hiring and training personnel, developing accounting and management systems and controls, and expanding our operations into different markets. On June 1, 1998, we opened the office and warehouse facility in Albuquerque, New Mexico. Pinnacle Dealer Services, Inc. was acquired in August 1998. Pinnacle Dealer Services, Inc. provides to our dealer network, through third party financing arrangements, financing for the purchase of vehicles that are purchased by dealers from us. Making financing available to dealers has the effect of increasing sales and cash flow without exposing us to any financing risks. These dealers, who are independent of our company, are obligated to the third party for any financing extended to them. The third party has the risk of making the loans. Auction Finance Group, with whom we had a contract to provide such financing services, recently was acquired by an outside third party who subsequently terminated Auction Finance's agreement with us. Accordingly, we will receive no additional revenue from this source. The loss of this revenue will not be material to us. We currently are exploring alternative finance programs that may be made available to our dealer network for retail customers who purchase used cars from these dealers.

          On July 20, 1999, we opened our office and warehouse facility in Bend, Oregon. On April 1, 2000, we began operations in the Philadelphia, Pennsylvania area, with the incorporation of Auto Network Group of Eastern Pa., Inc. At the same time, we began operations in San Antonio, Texas, with the establishment of Auto Group of San Antonio Ltd., a Texas limited partnership. In each of these transactions, we entered into a management consulting agreement with the individual or entity responsible for managing each respective operation. Under these agreements, certain of our common shares have been issued to such managers, subject to forfeiture based on both future earnings levels and continuity of management. In addition, options to acquire additional common shares can be earned by management based on future performance. As part of our agreements certain of these managers have contributed debt subordinate to our interest to each operation to help provide liquidity and protect us from the first losses, if any, sustained by these operations. On August 2, 2000, we formed a new wholly owned subsidiary, Auto Network Group of Denver, Inc., and leased a facility in Denver, Colorado. We anticipate that Auto Network Group of Denver, Inc. will allow us to increase our presence in this area resulting in additional revenue and income.

         In January 1999, we announced the development of our Internet site WWW.AUTOTRADECENTER.COM. Our now wholly owned subsidiary, BusinessTradeCenter.com, owns and operates the site development and technology for the site. The start-up costs for the development of the site were not material, since the prior minority owner of BusinessTradeCenter.com contributed the technology for the site design for its ownership interest. Through

October 31, 2000, no revenues had been generated from the operations of this site. Effective February 1, 2000, a new web site powered by our technology began generating revenue. Access to this web site is limited to American Honda Finance Corporation and its dealer base. Our remarketing agreement with Honda Finance Corporation gives us an exclusive contract to remarket, over the Internet, all of Honda's off-lease vehicles for two years. The Honda web site became operational in all Honda and Acura dealerships by June 15, 2000 upon completion of a phase in period beginning April 2000. The opportunity to enter into the agreement with American Honda Finance Corporation (`Honda") and others resulted directly from our acquisition of Walden Remarketing Services on March 31, 1999. Walden Remarketing Services is now known as AutoTradeCenter Remarketing
Services. We have initiated a pilot program with American Suzuki Motor Corporation ("ASMC") similar to the program developed for Honda, utilizing our Internet technology systems and procedures to remarket their program vehicles to dealers. The pilot program began in September 2000. Through October 31, 2000 we have sold substantially all of the AMSC Suzuki vehicles uploaded on the site and are expanding our web-enhanced vehicle-remarketing program known as ("PROLine") to the western United States.

         In December 1999, we introduced our second Internet site, WWW.TRADEINCARSONLINE.COM, which has been designed to facilitate the Internet car buying process by providing a firm bid on trade-ins. We initiated a pilot program in Arizona in May 2000. As a result of this pilot program we have determined that, to be commercially successful, we will have to substantially change our software and program content. Not -with -standing our perceived program changes we have entered into a strategic alliance with
WWW.AUTOBYTEL.COM, an Internet company that sells new cars on line. Our non-binding letter of intent with Autobytel.com calls for us to make a firm bid on trade-ins from their prospective customers. If we are successful in acquiring cars through this program we intend to wholesale such cars either through our land-based operations (Auto Network Group) or over the Internet to our dealer network. This alliance has not proved to be commercially successful at this time, however we continue to discuss executing an agreement with Autobytel.com Inc. In addition, we are currently discussing a program with an on-line used car-buying service, wherein we will provide, for a buy fee, used cars to such service, utilizing both our Internet remarketing programs and our land-based operations. We anticipate reaching a final agreement with this company before the end 2000.

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

         Net (loss) was $(1,302,893) or $(0.04) per share for the three months ended September 30, 2000, as compared to a net loss of $(199,278) or ($ 0.01 per share) for the three months ended September 30, 1999.

         For the quarter ended September 30, 2000, we reported consolidated net sales of $44,628,211 as compared to sales of $34,353,054 for the quarter ended September 30, 1999.

         For the fiscal year ending March 30, 2001 we are reporting our results of operations in two segments: Land-Based and Internet:

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                CONSOLIDATED INCOME STATEMENT - SEGMENT REPORTING


                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

                                                               ------------------------------------------------
                                                                 LAND-BASED        INTERNET         TOTAL
                                                               ------------------------------------------------
        Net sales                                              $44,374,696         $253,515        $44,628,211
        Cost of sales                                           42,259,304              -           42,259,304
                                                               ------------------------------------------------
          Gross profit                                           2,115,392          253,515          2,368,907
                                                               ------------------------------------------------
        Operating expenses:
          Selling                                                1,588,623          180,600          1,769,223
          General and administrative                               429,526          285,600            715,126
          Depreciation and amortization                              7,660           34,821             42,481
                                                               ------------------------------------------------
            Total operating expenses                             2,025,809          501,021          2,526,830
                                                               ------------------------------------------------
        Income (loss) from operations                               89,583         (247,506)          (157,923)
                                                               ------------------------------------------------
        Other income (expense):
          Miscellaneous                                              2,801              -                2,801
          Bad debt expense                                         (75,000)             -              (75,000)
          Interest expense                                        (201,576)             -             (201,576)
                                                               ------------------------------------------------
            Total other income (expense) - net                    (273,775)             -             (273,775)
                                                               ------------------------------------------------
        Loss before Corporate expenses                           $(184,192)       $(247,506)         $(431,698)
                                                               ------------------------------------------------
        Corporate expenses
          Salary                                                                                       218,793
          Other                                                                                        227,734
          Depreciation and amortization                                                                424,668
                                                                                                   ------------
                                                                                                       871,195
                                                                                                   ------------
        Loss before income taxes                                                                   $(1,302,893)
                                                                                                   ============

LAND-BASED OPERATIONS

          The following tables present sales; cost of sales, and profit analysis for the three-month periods ended September 30, 1999 and 2000.

             THREE MONTHS ENDED SEPTEMBER 30, 1999

                            SALES                                    COST OF SALES  PROFIT ANALYSIS
                            ------------------                       -----------------------------------------------------
                                 Amount        Number      Average       Amount         Gross       Gross       Gross
                                               of cars      sales                       profit      profit   profit as a
                                                sold        price                                  per car   percent of
                                                                                                                sales
                            ----------------------------------------------------------------------------------------------
             Arizona         $22,793,340       1,433      $15,906     $22,328,725    $  464,615    $  324       2.04%
             New Mexico        9,148,614         855       10,700       8,529,979       618,635       724       6.76%
             Oregon            2,411,100         140       17,222       2,257,439       153,661     1,098       6.37%
                            ----------------------------------------------------------------------------------------------
                             $34,353,054       2,423      $14,149     $33,116,143    $1,236,911    $  509       3.60%
                            ==============================================================================================

             THREE MONTHS ENDED SEPTEMBER 30, 2000

                            SALES                                    COST OF SALES  PROFIT ANALYSIS
                            ------------------                       -----------------------------------------------------
                            Amount            Number    Average      Amount         Gross         Gross     Gross
                                              of cars   sales                       profit        profit    profit as a
                                              sold      price                                     per car   percent of
                                                                                                            sales
                            ----------------------------------------------------------------------------------------------
             Arizona         $21,242,700       1,193      $17,806     $20,619,720    $  622,981    $  522       2.93%
             New Mexico        9,613,891         886       10,851       9,029,230       584,661       660       6.08%
             Oregon            7,106,119         399       17,810       6,614,074       492,044     1,233       6.92%
             San Antonio       6,162,241         527       11,693       5,748,943       413,298       784       6.71%
             Pennsylvania        249,745          51        4,897         247,337         2,408        47         Nil
                            ----------------------------------------------------------------------------------------------
             Total           $44,374,696       3,056      $14,521     $42,259,304    $2,115,392    $  692       4.77%
                            ==============================================================================================


          Operating income from our land-based operations for the second quarter of fiscal 2001, as compared to the second quarter of fiscal 2000, were positively affected by profitable operations in our San Antonio and New Mexico subsidiaries, and adversely has been affected by negative results in Pennsylvania, and Arizona. Our operating loss in Pennsylvania, totaling $160,713, was exacerbated by our decision to close our operations in Pennsylvania due to the manager's failure to live up to his contractual obligations including, among other things, his failure to make the capital contribution agreed to when we began these operations. Included in the loss for Pennsylvania for the quarter is an allowance for losses of $150,000 which we estimate will be sustained in closing this facility and collecting the balance of the $300,000 advanced by us to this operation. It is possible that additional allowances respecting final resolution of this advance will be required. We are pursuing all legal remedies available to us to collect the balance of this advance from the former manager.

         As we discussed last quarter, our New Mexico operations, which showed a loss for the first quarter of our fiscal year ended March 31, 2001, turned around resulting in over $35,000 in profit during the second quarter of 2001. In comparison, during the second quarter of our fiscal year ended March 31, 2000, our New Mexico operations earned $37,626. Our Oregon operation earned $32,863 for the three months ended September 30, 2001 compared to a loss of $555 in the same period last year. We earned $18,031 in San Antonio during the quarter. The San Antonio operation began in April 2000.

           Arizona's decline in sales and gross profit substantially is due to the termination of work for hire agreements with two high volume brokers during the second quarter of our fiscal year ended March 31, 2000. The higher number of cars sold and the lower sales price per car sold last year was primarily due to the liquidation of vehicles previously acquired by these brokers. In order to sell certain of these vehicles we were required to reduce sales prices resulting in lower gross margins. Gross margins per car sold increased to $522 during the second quarter of 2001 as compared to $324 during the second quarter of 2000 as a result thereof. However our Arizona subsidiary has not been able to reduce sufficiently its fixed costs of operations to operate profitably. We continue to suffer losses in Arizona due to such high fixed costs of operations that were incurred to support a much larger volume of sales than currently is being generated. We are reevaluating all of our land-based operations including Arizona in an effort to return to profitability in this segment. We did not increase our allowances for doubtful accounts (they were decreased by $75,000) or increase reserves to reduce inventory to net-realizable value as the previously established allowances and reserves adequately valued these assets at September 30, 2000. A substantial portion of the allowance for losses and reserves established by us in the fiscal year ended March 31, 2000 was directly related to inventory acquired by and sales booked by the above-mentioned brokers. Sales data regarding our operations in Denver are included in Arizona as in prior quarters.

         Gross profit as a percent of sales was 4.77% for the quarter ended September 30, 2000, as compared to 3.60% for the quarter ended September 30, 1999. Higher margins earned by our New Mexico, Oregon, and San Antonio land-based operations more than offset lower margins from our Arizona and Pennsylvania operations. Average gross profit per car sold increased to $670 per car in the second quarter of 2001 as compared to $509 per car in the second quarter of 2000. The increase primarily was due to increased profitability in Arizona sales, as well as higher profits per car sold, from operations outside of Arizona as a percent of total sales.

         Total operating expenses before depreciation and amortization increased $788,001 to $2,018,149 for the three months ended September 30, 2000, as compared to $1,230,148 during the same period in 1999. All of this increase is related to selling expenses which increased $878,299 due in part to higher revenue earned during the current quarter. Selling expenses were 3.58% of revenues for the quarter ended September 30, 2000, as compared to 2.07% in the comparable quarter in 1999. The lower selling expense as a percent of sales during the quarter ended September 30, 1999 was primarily due to the liquidation of automobiles with no sales commissions as discussed above. General and administrative expenses decreased by $90,298 due to the adoption of segment accounting where by certain items included in expense in the quarter ended September 30, 1999 were included in the Internet segment in the current quarter.

         For our fiscal year ending March 31, 2001, we adopted for the first time segment accounting to report the results of operations from our land-based business separately from our Internet operations. For our fiscal year ended March 31, 2000, all corporate overhead was included in operating expenses of our land-based operations, our only revenue source and single segment. In the first quarter of our fiscal year ended March 31, 2001, as we began to earn revenue from our Internet operations, we charged direct operating expenses to land-based and Internet operations respectively. Expenses not directly related to these revenue-producing segments are considered corporate overhead and deducted from income (loss) from operations generated by our operating segments.

         Interest expense was $200,081 for the quarter ending September 30, 2000 as compared to $263,633 for the quarter ended September 30, 1999. Funds obtained from borrowings are used to finance our accounts receivable and inventory in our land-based operations. The effective annualized rate of interest was approximately 11% for both periods.

INTERNET OPERATIONS

         Net sales from our Internet operations were $253,515 for the three months ended September 30, 2000. Substantially all of this revenue was earned from our contract with American Honda Finance Corporation. The first Honda and Acura vehicles were listed on our site in April 2000, available only to dealers in California. By June 15, 2000, all Honda and Acura dealers in the United States were utilizing the Honda remarketing Internet site to acquire off-lease vehicles. We marketed approximately 7,800 vehicles during the quarter.

         Operating expenses for our Internet segment include salaries for management, sales, marketing and our call-center. We maintain a call-center to better serve all Honda and Acura Dealers 24 hours per day, 7 days per week. General and administrative expenses include over $150,000 for hosting and maintaining our Honda Web site. We also spent approximately $50,000 for travel and other costs related to marketing and promotion. The balance of operating expenses is made up of normal business expenses. Depreciation primarily is from computer equipment required to run our Internet sites as well as office furniture and equipment.

CORPORATE EXPENSES

         Corporate expenses primarily are made up of executive salaries and related costs, including executive travel, professional fees including, among others, legal fees and audit fees, and other professional services related to public relations and capital accumulation.

SIX MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1999

         Net (loss) was $(2,323,548) or $(0.07) per share for the six months ended September 30, 2000 as compared to a net loss of $(203,742) or $(0.01 per share) for the six months ended September 30, 1999.

         For the six months ended September 30, 2000, we reported consolidated net sales of $84,094,842 as compared to sales of $68,648,490 for the six months ended September 30, 1999.

         For the fiscal year ending March 30, 2001, we are reporting our results of operations in two segments: Land-Based and Internet:

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                CONSOLIDATED INCOME STATEMENT - SEGMENT REPORTING

                                                                FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000
                                                              -------------------------------------------------
                                                                 LAND-BASED        INTERNET         TOTAL
                                                              -------------------------------------------------
        Net sales                                             $83,649,877      $ 444,965        $84,094,842
        Cost of sales                                          79,540,903            -           79,540,903
                                                              -------------------------------------------------
          Gross profit                                          4,108,974        444,965          4,553,939
                                                              -------------------------------------------------
        Operating expenses:
          Selling                                               3,003,026        308,506          3,311,532
          General and administrative                              842,331        492,999          1,335,330
          Depreciation and amortization                            26,085         67,914             93,999
                                                              -------------------------------------------------
            Total operating expenses                            3,871,442        869,419          4,740,861
                                                              -------------------------------------------------
        Income (loss) from operations                             237,532       (424,454)          (186,922)
                                                              -------------------------------------------------
        Other income (expense):
          Miscellaneous                                            15,578            -               15,578
          Bad debt expense                                        (75,000)           -              (75,000)
          Interest expense                                       (410,803)           -             (410,803)
                                                              -------------------------------------------------
            Total other income (expense) - net                   (470,225)           -             (470,225)
                                                              -------------------------------------------------
        Loss before Corporate expenses                        $  (232,693)     $(424,454)       $  (657,147)
                                                              -------------------------------------------------
        Corporate expenses
          Salary                                                                                    411,364
          Other                                                                                     417,928
          Depreciation and amortization                                                             837,109
                                                                                                ---------------
            Total Corporate expenses                                                              1,666,401
                                                                                                ---------------
        Loss before income taxes                                                                $(2,323,548)
                                                                                                ===============

LAND-BASED OPERATIONS

          The following tables present sales; cost of sales, and profit analysis for the six-month periods ended September 30, 1999 and 2000.

             SIX MONTHS ENDED SEPTEMBER 30, 1999

                            SALES                                    COST OF SALES  PROFIT ANALYSIS
                            ------------------                       -----------------------------------------------------
                                 Amount        Number      Average       Amount         Gross       Gross       Gross
                                               of cars      sales                       profit      profit   profit as a
                                                sold        price                                  per car   percent of
                                                                                                                sales
                            ----------------------------------------------------------------------------------------------
             Arizona         $49,315,383       2,910      $ 16,947   $ 47,560,623    $1,764,760    $  606            3.58%
             New Mexico       16,922,007       1,497        11,304     15,762,695     1,159,312       774            6.85%
             Oregon            2,411,100         140        17,222      2,257,439       153,661     1,098            6.37%
                            ----------------------------------------------------------------------------------------------
                             $68,648,490       4,547      $ 15,098   $ 65,570,757    $3,077,733    $  677            4.48%
                            ==============================================================================================

             SIX MONTHS ENDED SEPTEMBER 30, 2000

                            SALES                                    COST OF SALES  PROFIT ANALYSIS
                            ------------------                       -----------------------------------------------------
                            Amount            Number    Average      Amount         Gross         Gross     Gross
                                              of cars   sales                       profit        profit    profit as a
                                              sold      price                                     per car   percent of
                                                                                                            sales
                            ----------------------------------------------------------------------------------------------
             Arizona         $40,616,771       2,302      $ 17,644   $ 39,228,535    $1,388,236    $  603            3.42%
             New Mexico       18,261,140       1,633        11,183     17,229,509     1,031,631       632            5.65%
             Oregon           11,985,746         750        15,981     11,139,377       846,369     1,128            7.06%
             San Antonio      11,649,613         970        12,010     10,869,727       779,886       804            6.69%
             Pennsylvania      1,136,607         205         5,544      1,073,756        62,851       307            5.53%
                            ----------------------------------------------------------------------------------------------
             Total           $83,649,877       5,860      $ 14,275   $ 79,540,903    $4,108,974    $  701            4.91%
                            ==============================================================================================


          Operating income from our land-based operations for the six months ended September 30, 2000, as compared to the comparable period of our previous fiscal year, positively was affected by profitable operations in our San Antonio, New Mexico and Oregon subsidiaries, and adversely affected by negative results in Pennsylvania, and Arizona.

          Our operating loss in Pennsylvania, totaling $172,612, was exacerbated by our decision to close our operations in Pennsylvania due to the manager's failure to live up to his contractual obligations, that among other things included his failure to make the capital contribution, agreed to when we began these operations. Included in the loss for Pennsylvania for the period is an allowance for losses of $ 150,000 which we estimate will be sustained in closing this facility and collecting the balance of the $300,000 advanced by us to this operation. It is possible that additional allowances respecting final resolution of this advance will be required. We are pursuing all legal remedies available to us to collect the balance of this advance from the former manager.

         As we discussed last quarter, our New Mexico operations, which showed a loss for the first quarter of fiscal 2001, turned around resulting in total operating income for the first six months of 2001 of $28,983. In the first six months of our fiscal year ended March 31, 2000, our New Mexico operations earned $62,990. Our Oregon operation earned $68,159 for the six months ended September 30, 2000 as compared to a loss of $555 in the same period last year. We earned $54,335 in San Antonio during the first six months of this year. The San Antonio operation began in April 2000.

           Arizona's decline in sales and gross margins in the first six months of our fiscal year ended March 31, 2001, substantially is due to the termination of work for hire agreements with two high volume brokers during the second quarter of our last fiscal year. These brokers have not been replaced. We continue to suffer losses in Arizona due to high fixed costs of operations that were incurred to support a much larger volume of sales than currently is being generated. We are reevaluating our entire land-based operations including Arizona in an effort to return to profitability in this segment. Gross margins per car sold in Arizona were approximately the same this year and last year. We did not increase our allowances for doubtful accounts (they were decreased by $ 75,000), or increase reserves to reduce inventory to net-realizable value as the previously established allowances and reserves adequately valued these assets at September 30, 2000. A substantial portion of the allowance for losses and reserves established by us in the fiscal year ended March 31, 2000 was directly related to inventory acquired by and sales booked by these same brokers. Sales data regarding our operations in Denver are included in Arizona as in prior quarters.

         Gross profit as a percent of sales was 4.91% for the six months ended September 30, 2000, as compared to 4.48% for the six months ended September 30, 1999. Higher margins earned by our New Mexico, Oregon, and San Antonio land-based operations more than offset lower margins from our Arizona operation. Average gross profit per car sold increased to $701 per car for the first six months of fiscal 2001 as compared to $677 per car for the first six months of fiscal 2000. The increase primarily was due to increased per car profitability from Arizona sales, as well as higher profits per car sold, from operations outside of Arizona as a percent of total sales.

         Total operating expenses before depreciation and amortization increased $1,018,337 to $3,845,357 for the six months ended September 30, 2000 as compared to $2,827,020 during the same period in 1999. All of this increase is related to selling expenses which increased $1,039,808 primarily due to commissions paid on higher sales revenues during the first six months of our fiscal year ended March 31, 2001 as compared to the prior year. Selling expenses were 3.59% of revenues for the six months ended September 30, 2000, as compared 2.86% in the comparable six months in 1999. The lower selling expense as a percent of sales during the six months ended September 30, 1999 was primarily due to the liquidation of automobiles with no sales commissions during the period. General and administrative expenses decreased by $21,471 due to the adoption of segment accounting where by certain items included in expense in the six months ended September 30, 1999 were included in the Internet segment during the current six months.

         For our fiscal year ended March 31, 2001, we adopted for the first time segment accounting to report the results of operations from our land-based business separately from our Internet operations. For our fiscal year ended March 31, 1999, all corporate overhead was included in operating expenses of our land-based operations, our only revenue source and single segment. In the first quarter of 2001, as we began to earn revenue from our Internet operations, we charged direct operating expenses to land-based and Internet operations respectively. Expenses not directly related to these revenue-producing segments are considered corporate overhead and deducted from income (loss) from operations generated by our operating segments.

         Interest expense was $410,803 for the six months ending September 30, 2000 as compared to $455,416 for the six months ended September 30, 1999. Funds obtained from borrowings are used to finance our accounts receivable and inventory in our land-based operations. The effective annualized rate of interest was approximately 11% for both periods.

INTERNET OPERATIONS

         Net sales from our Internet operations were $444,965 for the six months ended September 30, 2000. Substantially all of this revenue was earned from our contract with American Honda Finance Corporation. The first

Honda and Acura vehicles were listed on our site in April 2000, available only to dealers in California. By June 15, 2000, all Honda and Acura dealers in the United States were utilizing the Honda remarketing Internet site to acquire off-lease vehicles. We marketed approximately 12,000 vehicles during the first six months of the current year.

         Operating expenses for our Internet segment for the six months ended September 30, 2000 include salaries for management, sales, marketing and our call-center. We maintain a call-center to better serve all Honda and Acura Dealers 24 hours per day, 7 days per week. General and administrative expenses include approximately $200,000 for hosting and maintaining our Honda Web site. We also spent approximately $100,000 for travel and other costs related to marketing and promotion. The balance of operating expenses is made up of normal business expenses. Depreciation primarily is from computer equipment required to run our Internet sites as well as office furniture and equipment.

CORPORATE EXPENSES

         Corporate expenses primarily are made up of executive salaries and related costs, including executive travel, professional fees including, among others, legal fees and audit fees, and other professional services related to public relations and capital accumulation.

          In addition to depreciation and amortization allocated directly to our Land-Based and Internet segments, depreciation and amortization for the three and six months ended September 30, 2000, included in corporate expense, totaled $467,148 and $931,108 respectively, as compared to total depreciation and amortization for the same periods last year of $61,636 and $147,887. The substantial increase in depreciation and amortization primarily is due to amortization of goodwill resulting from our acquisitions during our fiscal year ended March 31, 2000 of NDSCo, the minority interest in BTC, and ANET-NW. As a result of these acquisitions intangible assets-net increased to $12,800,761 at September 30, 2000 from $2,776,380 at September 30, 1999.

                               FINANCIAL CONDITION

         The following table sets out assets used by our operating and corporate segments:

                        AUTOTRADECENTER.COM
                        ASSETS USED BY BUSINESS SEGMENTS
                        9/30/2000


                                       LAND-BASED        INTERNET        CORPORATE           TOTAL
                                     -------------------------------------------------------------------
            Current Assets             $15,445,244      $ 21,659                          $15,466,903
            Fixed Assets                 1,166,481       324,695                            1,491,176
            Intangibles and other                            512         12,800,249        12,800,761
                                     -------------------------------------------------------------------
            Total                      $16,611,725      $346,866       $ 12,800,249       $29,758,840

           Total assets decreased by $361,511 to $29,758,840 at September 30, 2000 as compared to $30,120,351 at March 31, 2000. Total liabilities increased by $1,500,370 to $13,165,323 at June 30, 2000 from $11,664,953 at March 31,
2000. The increase in liabilities is directly related to our use of cash (burn-rate) to fund our Internet and land-based operations during the first six months of our fiscal year ended March 31, 2001. During this period we used in excess of $200,000 per month to fund operations. Additionally we used over $300,000 to acquire property and equipment needed to expand our operations.

         During the first six months of our fiscal year ended March 31, 2001, holders of $820,000 and $1,485,000 of our series C and series D convertible preferred shares (8,200 and 14,900 shares, respectively) elected to convert such shares to common shares. Based on the formulae contained in the terms of the preferred shares we issued 484,775 shares of common stock during the second calendar quarter of the fiscal year ending March 31, 2001. Since these shareholders made a firm election to convert their preferred shares prior to September 30, 2000, our financial statements have been prepared giving effect to such conversion. These shares will become registered and available for sale (subject to certain lock-up provisions) upon the effectiveness of a registration statement covering these shares filed with the Securities and Exchange Commission.

                         LIQUIDITY AND CAPITAL RESOURCES

         Working capital (current assets minus current liabilities) decreased during the six months ended September 30, 2000 by $3,043,436. At September 30, 2000 working capital was $ 2,301,580, as compared to $3,071,192 at June 30, 2000 and $5,345,016 at March 31, 2000. A substantial amount of the decrease from March 31, 2000 is due to the reclassification of $1,819,500 of long-term debt to short-term debt as the maturity date for such debt was less than twelve months as of September 30, 2000.

         We used $2,954,956 of cash to support our operating activities for the six months ended September 30, 2000, as compared to $1,351,814 for the six months ended September 30, 1999. The major components contributing to the use of cash funds for operations for the six months ended September 30, 2000, other than our net loss for the period of $2,323,548 reduced by $931,108 for depreciation and amortization and $75,000 for an addition to our allowance for bad debt, were the increase in accounts receivable of $3,185,551 and the increase in inventory of $605,597, less the increase in accounts payable of $2,212,534. Other changes in current assets and liabilities resulted in a further use of cash of $58,902. Accounts receivable, inventories, and accounts payable increased primarily due our use of funds to support our start-up of Internet operations and to the expansion of our land-based operations to San Antonio and Pennsylvania. For the period ending September 30, 1999, accounts receivable increased $1,310,846, inventories increased $162,665, and prepaid expenses and other current assets increased $116,734. Additional uses of cash were the decrease in accounts payable of $445,288 and the decrease in accrued liabilities of $151,002. The changes in these assets and liabilities primarily resulted from our business expansion in Arizona and our initiation of operations in New Mexico.

         Our investing activities for the six months ended September 30, 2000 and 1999 required a use of cash of $310,741 and $31,569, respectively. For the six months ended September 30, 2000, our investing activities comprised solely of the net purchase of property and equipment. Property and equipment acquired in the six months ended September 30, 2000 primarily were computer hardware and software required for business expansion and our e-commerce and Internet operations. During the six months ended September 30, 1999 we added $31,569 of furniture and equipment net of dispositions.

         We repaid net borrowings during the first six months of our fiscal year ending March 31 2001 in the amount of $397,398, as compared to additional borrowings of $1,653,524 during the same period last year. We increased cash from the sale of common shares primarily related to the exercise of previously issued stock options. Proceeds from such issuances were $161,667 during the current period and $200,000 last year

          On March 26, 1999, we obtained a $3,000,000 revolving line of credit with Wells Fargo Business Credit, Inc. that provided sufficient short-term liquidity and capital to implement our business plan, including providing for the expansion into other markets. The note that evidences this obligation to Wells Fargo Business Credit bears interest at 1.5% over prime and has been extended from its original due date of March 31, 2000 to June 30, 2000, and subsequently to November 30, 2000. The amount outstanding on our revolving line of credit at September 30, 2000 was $1,764,831. At March 31, 2000 our bank line of credit was $1,112,418. We intend to renegotiate or replace this credit facility by November 30, 2000.

         Total debt at September 30, 2000 was $6,320,648. $4,555,817 of this debt is due to former officers and directors, shareholders and related parties and is due in various installments through March 31, 2001. At March 31, 2000 total long and short-term debt was $7,018,046. During the six months ended September 30, 2000, net repayments of debt due to former officers, directors, and shareholders other than notes payable directly by certain land-based subsidiaries was $1,049,811. In addition a note payable to a former officer, director, and shareholder of $300,000 was converted into equity through the issuance of common shares.

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

                               ANTICIPATED TRENDS

         Management anticipates that the current level of sales will increase during our fiscal year ending March 2001. The expected sales increase is attributable to the expansion of our wholesale operations into the San Antonio, Texas, market as of April 1, 2000, and our expansion into the Denver market as of August 2, 2000. As of September 30, 2000, we decided to close our operations in Pennsylvania since certain performance obligations by the local management were not met. We anticipate that closing this operation will result in a loss, the extent of which is not determinable at this time. In addition to our wholesale operation expansion efforts, our agreement with American Honda Finance Corporation will generate revenues for the balance of our fiscal year. Our pilot program with American Suzuki Motor Corporation began generating revenue in September 2000. We anticipate a greater number of car sales on our Internet sites resulting in increased revenues in the months to come as a larger number of vehicles are coming off lease and will be available to all Honda and Acura dealers in the United States. Our programs with Autobytel and other Internet new car retailers are currently under development and accordingly, we cannot estimate a start date for earning revenue from this or similar programs.

         We estimate that approximately $5 million will be required to fund our e-commerce operations both to augment our current operations and to expand into new markets, $2 million will be needed for marketing programs, $2 million for the Internet development which includes capital expenditures, and $5 million for the cash needs required to support the increase in inventory and accounts receivable that will be generated from the anticipated growth of our land-based operations. In addition, repayment of current short term and long term debt could require up to another $7 million. We are currently in the process of reevaluating our total needs and the appropriate financing to address such needs with input from investment banking firms and others.

                                      OTHER

FORWARD-LOOKING STATEMENTS

         Certain statements in this Quarterly Report on Form 10-Q, the Company's Annual Report on Form 10-K for its fiscal year ended March 31, 2000, the Company's Annual Report to Shareholders, as well as statements made by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes;
(3) the relative stability of the debt and equity markets; (4) competition; (5) the availability and cost of used vehicles used in the Company's business; (6) demographic changes; (7) government regulations particularly those related to Internet commerce; (8) required accounting changes; (9) equipment failures, power outages, or other events that may interrupt Internet communications; (10) disputes or claims regarding the Company's proprietary rights to its software and intellectual property; and (11) other factors over which the Company has little or no control.



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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the quarter ended September 30, 2000, 484,775 shares of common stock were issued upon conversion of the Company's Series C and Series D convertible preferred stock.

         During the quarter ended September 30, 2000, 218,875 shares of common stock were issued upon exercise of previously issued stock options.

         Effective September 30, 2000, the 232,500 shares of common stock issued in April 2000, and held in escrow for Edward McCusker in connection with the establishment of Auto Network Group of Eastern Pa., Inc., were cancelled when Mr. McCusker failed to meet his obligations to us under the terms of his contract.

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

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         The following exhibits are filed with this report:

   REGULATION
   S-K NUMBER      DOCUMENT
       2.1         Agreement  and Plan of  Reorganization  between Auto Network  Group,  Inc. and Walden  Remarketing
                   Services, Inc. (1)<F1>
       2.2         Agreement  Concerning  the  Exchange of Common  Stock  Between  AutoTradeCenter.com  Inc. and Auto
                   Network Group of Northwest, Inc. (1)<F1>
       3.1         Articles of Incorporation, as amended (1)<F1>
       3.2         Bylaws (1)<F1>
       4.1         Statement Pursuant To Section 10-602 of The Arizona Business  Corporation Act of Auto Network USA,
                   Inc. Regarding Series A Preferred Stock (1)<F1>
       4.2         Statement Pursuant To Section 10-602 of The Arizona Business  Corporation Act of Auto Network USA,
                   Inc. Regarding Series B Preferred Stock (1)<F1>
       4.3         Warrant to Purchase Common Stock Issued to Anthony & Company, Inc. (1)<F1>
       4.4         Statement   Pursuant   to   Section   10-602  of  The   Arizona   Business   Corporation   Act  of
                   AutoTradeCenter.com Inc. Regarding Series C Preferred Stock (3)<F3>
       4.5         Statement   Pursuant   to   Section   10-602  of  The   Arizona   Business   Corporation   Act  of
                   AutoTradeCenter.com Inc. Regarding Series D Preferred Stock (3)<F3>
      10.1         Stock Option Plan (1)<F1>
      10.2         Evelyn Felice loan documents (1)<F1>
      10.3         Mark Moldenhauer loan documents (1)<F1>
      10.4         Pinnacle Financial Corporation loan documents (1)<F1>
      10.5         Eastlane Trading Limited loan documents (1)<F1>
      10.6         Norwest Bank loan documents (1)<F1>
      10.7         Mike and Debbie Stuart loan documents (1)<F1>
      10.8         Purchase of Goodwill Agreement with JBS, LLC (1)<F1>
      10.9         Promissory Notes used for acquisition of Walden Remarketing Services, Inc.  (1)<F1>
      10.10        Consulting Agreement with Dennis E. Hecker dated April 20, 1999 (1)<F1>
      10.11        Non-Qualified Stock Option Agreement with Dennis E. Hecker dated April 20, 1999 (1)<F1>
      10.12        Sample "Work for Hire Agreement" (1)<F1>
      10.13        Agreement with Auction Finance Group, Inc. (1)<F1>
      10.14        Purchase  Agreement with Lloydminister  Enterprises Inc. and Kindersley  Holdings Inc. dated March
                   23, 2000 (2)<F2>
      10.15        Amended and Restated Secured Promissory Note dated March 31, 2000 to Mark Moldenhauer (3)<F3>
      10.16        Amended  and  Restated  Secured  Promissory  Note  dated  March  31,  2000 to  Pinnacle  Financial
                   Corporation (3)<F3>
      10.17        Loan Extension from Wells Fargo Business Credit, Inc. (3)<F3>
       21          Subsidiaries of the registrant (3)<F3>
       27          Financial Data Schedule

---------------

(1)<F1> Incorporated by reference to the exhibits filed to the registration statement on Form S-1 (File No. 333-78659).
(2)<F2> Incorporated by reference to the exhibits filed to the current report on Form 8-K dated March 23, 2000 (File No. 333-78659).
(3)<F3> Incorporated by reference to the exhibits filed to the registration statement on Form S-1 (File No. 333-37090).

            b) Reports on Form 8-K:  NONE.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AUTOTRADECENTER.COM INC.


Date: November 14, 2000               By: /S/ M.H. FEINSTEIN
                                         ------------------------------------
                                         M.H. Feinstein, Chief Financial Officer