Form 10-Q
period 2000-12-31
AUTOTRADECENTER COM INC
filed 2001-02-20
CIK 1085537

UNITED STATES

                           SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

         TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______TO_______


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


           15170 NORTH HAYDEN ROAD, SUITE 5, SCOTTSDALE, ARIZONA 85260
               (Address of principal executive offices) (Zip Code)

                                 (480) 556-6701
              (Registrant's telephone number, including area code)

             8135 EAST BUTHERUS, SUITE 3, SCOTTSDALE, ARIZONA 85260
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

    34,514,001 SHARES OF COMMON STOCK, NO PAR VALUE, AS OF DECEMBER 31, 2000

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

     Item 3.  Defaults Upon Senior Securities

     Item 4.  Submission of Matters to a Vote of Security Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K

                                   SIGNATURES

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                     ASSETS
                                                                                    December 31,           March 31,
                                                                                       2000                  2000
                                                                                     UNAUDITED
Current assets:
Cash                                                                                 $    139,582       $  4,355,738
Accounts receivable - trade, net                                                          163,990          5,743,845
Accounts receivable - employees and brokers, net                                            8,000            332,122
Inventory                                                                                       -          4,648,492
Prepaid expenses and other                                                                 58,920            110,272
                                                                                     -------------      -------------
 Total current assets                                                                     370,492         15,190,469
                                                                                     -------------      -------------

Property and equipment, net                                                             1,675,582          1,423,398
                                                                                     -------------      -------------
Net assets of discontinued operations                                                   1,557,883

Intangible assets, net                                                                 12,195,468         13,506,484
                                                                                     -------------      -------------
Total assets                                                                         $ 15,799,425       $ 30,120,351
                                                                                     =============      =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable - trade                                                                                $  4,401,858
Notes payable - related party                                                        $    528,807          4,086,128
Notes payable - bank                                                                    1,386,308          1,112,418
Accrued liabilities                                                                        44,746            245,049
                                                                                     -------------      -------------
Total current liabilities                                                               1,959,861          9,845,453
                                                                                     -------------      -------------

Non-current liabilities:
Long-term debt - related party                                                                  -          1,819,500
                                                                                     -------------      -------------
Total non-current liabilities                                                                   -          1,819,500
                                                                                     -------------      -------------

Stockholders' equity:
   Convertible preferred stock, Series C; $.10 par value;
      21,216 shares authorized; 21,216 issued, 12,852 and 0 shares outstanding
      in 2000 and 1999, respectively; liquidation preference $100.00 per share          1,063,323          1,906,536
   Convertible preferred stock, Series D; $.10 par value;
      31,824 shares authorized; 31,824 issued, 17,034 and 0 shares outstanding
      in 2000 and 1999, respectively; liquidation preference $100.00 per share          1,356,668          2,859,805
   Common stock, no par value; 100,000,000 shares authorized;
      34,514,001 shares issued, 34,068,036 shares outstanding
      at December 31, 2000, and 21,615,530 shares issued and outstanding
      at March 31, 2000                                                                23,011,910         19,779,542
   Retained deficit                                                                   (11,592,337)        (6,090,485)
                                                                                     -------------      -------------
Total stockholders' equity                                                             13,839,564         18,455,398
                                                                                     -------------      -------------

Total liabilities and stockholders' equity                                           $ 15,799,425       $ 30,120,351
                                                                                     =============      =============





            See notes to condensed consolidated financial statements.

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                          CONSOLIDATED INCOME STATEMENTS




                                                For the Three Months Ended              For the Nine Months Ended
                                          December 31, 2000   December 31, 1999   December 31, 2000   December 31, 1999

Net sales                                           200,868        $          -        $    645,833        $    291,587
Cost of sales                                         1,216                   -               1,216                   -
                                               -------------       -------------       -------------       -------------
Gross profit                                        199,652                   -             644,617             291,587
                                               -------------       -------------       -------------       -------------

Operating expenses:
   Salary                                           233,063                                 644,427
   Selling                                          197,092              31,493             505,598             219,964
   General and administrative                       735,522              76,218           1,646,449             253,893
   Depreciation and amortization                    485,394               2,977           1,390,417               9,105
                                               -------------       -------------       -------------       -------------
      Total operating expenses                    1,651,071             110,688           4,186,891             482,962
                                               -------------       -------------       -------------       -------------

Other income (expense)
   Miscellaneous
   Interest expense                                       -                   -                   -                 (53)
                                               -------------       -------------       -------------       -------------
      Total other income (expense)                        -                   -                   -                 (53)
                                               -------------       -------------       -------------       -------------
Loss from continuing operations                  (1,451,419)           (110,688)         (3,542,274)           (191,428)
                                               -------------       -------------       -------------       -------------

Discontinued operations:
   Loss from from operations of Land-based
      segment                                      (120,571)           (220,456)           (353,264)           (449,327)
   Loss from from disposition of Land-based
      segment                                    (1,606,314)                  -          (1,606,314)                  -
                                               -------------       -------------       -------------       -------------
                                                 (1,726,885)           (220,456)         (1,959,578)           (449,327)

Net (loss) before income taxes                   (3,178,304)           (331,144)         (5,501,852)           (644,755)



Income tax refund (expense)                               -                 485                   -              56,034
Minority interest in loss of subsidiaries                 -              24,465                   -              74,786
                                               -------------       -------------       -------------       -------------
                                                          -              24,950                   -             130,820
                                               -------------       -------------       -------------       -------------
Net (loss)                                     $ (3,178,304)       $   (306,194)       $ (5,501,852)       $   (509,935)
                                               =============       =============       =============       =============

(Loss) per share
   Basic and diluted
      Continuing operations                    $      (0.04)       $      (0.00)       $      (0.11)       $      (0.01)
      Discontinued operations                  $      (0.05)       $      (0.01)       $      (0.06)       $      (0.02)
                                               -------------       -------------       -------------       -------------
                                               $      (0.09)       $      (0.01)       $      (0.17)       $      (0.03)
                                               =============       =============       =============       =============
Weighted average common shares outstanding

   Basic                                         34,068,036          20,735,084          31,525,710          20,685,084
                                               =============       =============       =============       =============
   Diluted                                       34,068,036          20,735,084          31,525,710          20,685,084
                                               =============       =============       =============       =============



            See notes to condensed consolidated financial statements.

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     For The Nine Months Ended
                                                                                December 31, 2000   December 31, 1999

Cash flows from operating activities:
   Net (loss)
      From continuing operations                                                     $(3,542,274)        $  (509,935)
      From discontinued operations                                                      (353,264)                  -
      From discontinuance of land-based operations                                    (1,606,314)                  -

Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
      Depreciation and amortization                                                    1,390,417             232,615
      Write-off of goodwill associated with land-
          based operations                                                               315,775                   -
      Bad debt reserve                                                                    75,000                   -
      Stock issued for services                                                           53,434                   -
(Increase) decrease in:
   Accounts receivable                                                                 5,903,977            (672,022)
   Inventory                                                                           4,648,492            (140,855)
   Prepaid expenses and other current assets                                              51,352             (75,328)
Increase (decrease) in:
   Accounts payable                                                                   (4,401,858)           (616,233)
   Accrued liabilities                                                                  (200,303)            (68,748)
                                                                                     ------------        ------------
      Net cash  provided by (used in)
         operating activities                                                          2,334,434          (1,850,506)
                                                                                     ------------        ------------
Cash flows from investing activities:
   Purchase of property and equipment                                                   (828,829)           (128,429)
   Sale of property and equipment                                                        159,803              45,925
   Investment in net assets of discontinued operations                                (1,557,883)
                                                                                     ------------        ------------
      Net cash  provided by (used in) investing activities                            (2,226,909)            (82,504)
                                                                                     ------------        ------------
Cash flows from financing activities:
   Net proceeds from borrowing                                                           273,890             230,664
   Net repayment of related party borrowings                                          (5,376,821)          1,445,620
   Proceeds from issuance of common stock                                                779,250             514,475
                                                                                     ------------        ------------
      Net cash provided by (used in) financings activities                            (4,323,681)          2,190,759
                                                                                     ------------        ------------
Net change in cash                                                                    (4,216,156)            257,749

Beginning cash balance                                                                 4,355,738             297,752
                                                                                     ------------        ------------
Ending cash balance                                                                  $   139,582         $   555,501
                                                                                     ============        ============
Supplemental disclosures:
Interest paid                                                                        $   622,728         $   672,669
                                                                                     ============        ============
Income taxes paid                                                                    $         -         $     3,000
                                                                                     ============        ============
Issuance of common stock for goodwill                                                $         -         $   749,990
                                                                                     ============        ============


                 See notes to condensed consolidated financial statements.

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)



NOTE A - PRESENTATION OF FINANCIAL STATEMENTS

         The condensed consolidated financial statements of AutoTradeCenter.com Inc. ("AUTC") or the "Company," which refers to AutoTradeCenter.com Inc. and its subsidiaries have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all adjustments (including all normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows of AUTC as of December 31, 2000 and for all of the periods presented. These statements are condensed and do not include all of the information required by generally accepted accounting principles in a full set of financial statements. These statements should be read in conjunction with AUTC's financial statements and notes thereto included in AUTC's Annual Report on Form 10-K for its fiscal year ended March 31, 2000.

         The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Auto Network Group of Arizona, Inc. ("ANET-AZ"), Pinnacle Dealer Services, Inc. ("PDS"), National Dealer Services ("NDSCo"), AutoTradeCenter Remarketing Services Inc. formerly Walden Remarketing Services, Inc. ("Walden Remarketing"), and BusinessTradeCenter.com Inc. ("BTC"). All material intercompany accounts and transactions have been eliminated. As more fully described in these notes the Company sold certain of its subsidiaries on December 29, 2000 and liquidated, in substance, two other subsidiaries.

         We sold our land-based subsidiaries in New Mexico, Oregon, and San Antonio on December 29, 2000, and closed our operations in Pennsylvania and Colorado by the end of the year. We began to down size our Scottsdale, Arizona operations in December 2000, and expect to transfer these operations to certain of the independent-contractor brokers who formerly purchased and sold vehicles for us primarily in Scottsdale, Arizona, by the end of March 31, 2001. Accordingly our condensed consolidated financial statements at December 31, 2000, and results of operations and cash flow for the periods ended December 31, 2000, and 1999, have been prepared to give effect to our decision to discontinue our land based operations.


NOTE B - EARNINGS (LOSS) PER SHARE

         Basic earnings (loss) per share have been computed based on the weighted average number of common shares outstanding. The computations exclude 430,465 shares held in escrow pending earnout provisions. Diluted earnings per share reflects the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options and the assumed conversion of debt and preferred stock. Since the Company operated at a loss for all periods stated the computation of diluted earnings per share would be anti-dilutive. Accordingly basic and diluted earnings (loss) per share are equivalent.

NOTE C - INFORMATION REGARDING DISCONTINUED OPERATIONS

        On November 30, 2000, the Company formalized its decision to exit its land-based operations by the end of March 31, 2001. In connection with the discontinuance of the land-based operations, the Company incurred a one-time charge of $1,606,314 related to the write-off of the land-based operations, net of expected proceeds, and an accrual for estimated losses during the phase-out period. The disposition of the land-based operations represents the disposal of a business segment under APB Opinion No. 30. Accordingly, results of these operations have been classified as discontinued and prior periods have been restated, including the reallocation of fixed overhead charges to our continuing operation. For business segment reporting purposes, the land-based operating results were previously classified as the segment "land-based operations".

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)


NOTE C - INFORMATION REGARDING DISCONTINUED OPERATIONS:

1.       RESULTS OF OPERATIONS OF DISCONTINUED LAND BASED-SEGMENT

      AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
      DISCONTINUED OPERATIONS

                                        FOR THE NINE MONTHS ENDED DECEMBER 31,          FOR THE THREE MONTHS ENDED DECEMBER 31,
                                              2000                  1999                       2000                   1999
Net sales                                $ 123,171,010          $ 97,458,893              $ 39,521,133           $ 29,101,990
Cost of sales                              117,257,094            93,446,078                37,716,191             27,875,322
                                         --------------         -------------             -------------          -------------
Gross profit                                 5,913,916             4,012,815                 1,804,942              1,226,668
                                         --------------         -------------             -------------          -------------

Operating expenses:
Selling                                      4,376,272             2,553,631                 1,373,246                778,884
General and administrative                   1,199,064             1,086,188                   356,733                400,061
Bad debt expense                                75,000                     -                         -                      -
Depreciation and amortization                   17,998               223,510                    (8,087)                81,751
                                         --------------         -------------             -------------          -------------
Total operating expenses                     5,668,334             3,863,329                 1,721,892              1,260,696
                                         --------------         -------------             -------------          -------------
Income (loss) from operations                  245,582               149,486                    83,050                (34,028)
                                         --------------         -------------             -------------          -------------
Other income (expense):
Miscellaneous                                  139,599                73,803                   124,021                 30,825
Interest expense                              (738,445)             (672,616)                 (327,642)              (217,253)
                                         --------------         -------------             -------------          -------------
Total other income (expense) - net            (598,846)             (598,813)                 (203,621)              (186,428)
                                         --------------         -------------             -------------          -------------

Net Loss                                 $    (353,264)         $   (449,327)             $   (120,571)          $   (220,456)
                                         ==============         =============             =============          =============

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)


2.       COMPUTATION OF LOSS RESULTING FROM DISCONTINUING LAND-BASED-SEGMENT


              Loss from sale of: ANET-NM, ANET-NW, and ANET-SA
                   Carrying value                                   $1,596,904
                   Sales price                                       1,200,000
                                                                    ----------
                        Loss                                           396,904
                   Un-amortized goodwill                               315,775
                                                                    ----------
                   Total loss                                                      712,679

              Loss from transfer and closing of Scottsdale
              operation
                   Inventory losses due to sale                        200,000
                   Uncollectible brokers accounts                      343,635
                   Estimated costs of operations from
                   December 31, 2000 until final closing
                   of office                                           200,000     743,635
                                                                    ----------

              Additional loss from closing Pennsylvania                            150,000
                                                                                ----------
              Total Loss                                                        $1,606,314
                                                                                ==========


3.       NET ASSETS OF DISCONTINUED OPERATIONS


SCHEDULE OF NET ASSETS FROM DISCONTINUED OPERATIONS

ASSETS

Accounts receivable - trade, net                                    $3,131,196
Accounts receivable - employees and brokers, net                       312,068
Inventory - net                                                      3,177,212
Prepaid expenses and other                                              36,047
                                                                    ----------

 Total Assets                                                        6,656,523

LIABILITIES

Accounts payable - trade                                             4,109,537
Notes payable - related party                                          750,000
Accrued liabilities                                                    239,103
                                                                    ----------
                                                                     5,098,640

NET ASSETS FROM DISCONTINUED OPERATIONS                             $1,557,883
                                                                    ==========

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)


NOTE D - INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                                           December 31,           March 31,
                                                                               2000                 2000
         Goodwill                                                           13,202,791          $13,746,926
         Other                                                                   3,228               21,278
                                                                           -----------          -----------
                                                                            13,206,019           13,768,204

         Less accumulated amortization                                       1,010,551              261,720
                                                                           -----------          -----------
                                                                           $12,195,468          $13,506,484
                                                                           ===========          ===========

NOTE E - STOCKHOLDERS' EQUITY

         During the first nine months of our fiscal year ended March 31, 2001, holders of $836,400 and $1,479,000 of our series C and series D convertible preferred shares (8,364 and 14,790 shares respectively) elected to convert such shares to 2,363,563 common shares based on the formulae contained in the terms of the preferred shares. These shares will become registered and available for resale (subject to certain lock-up provisions) upon the effectiveness of a registration statement on From S-1 filed with the Securities and Exchange Commission. We also issued 218,875 common shares for $161,667 upon the exercise of stock options during the nine months ended December 31, 2000.

NOTE F - UNCERTAINTY

       The Securities and Exchange Commission (SEC) is currently in discussions with management concerning the amortization period of goodwill recorded for both the NDSCo and BTC acquisitions. The SEC believes the Company should reevaluate the amortization period. Management, however believes there is adequate justification to support the present life assigned to this intangible. The ultimate outcome of these discussions cannot presently be determined, and no acceleration of amortization expense or impairment of asset carrying value that may result has been made in the condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in the forward-looking statements. All period references are for the respective three and nine-month periods ending December 31, 1999 and 2000.

                                     GENERAL

         The presentation includes a discussion of us with our wholly owned subsidiaries, National Dealer Services ("NDSCo"), AutoTradeCenter Remarketing Services Inc. formerly Walden Remarketing Services, Inc. ("Walden Remarketing"), and BusinessTradeCenter.com Inc. ("BTC"), as well as subsidiaries in which we formerly carried out our land-based operations. These subsidiaries are; Auto Network Group of Arizona, Inc. ("ANET-AZ"), Auto Network Group of New Mexico, Inc. ("ANET-NM"), Auto Network Group Northwest, Inc. ("ANET-NW"), Auto Network Group of Pennsylvania, Inc. ("ANET-PA") Auto Group of San Antonio Ltd. ("ANET-SA"). Auto Network Group of Denver Inc., ("ANET-D"), and Pinnacle Dealer Services, ("PDS") Inc.

         As of December 29, 2000, we sold our interest in our land-based operations in Albuquerque, New Mexico; San Antonio, Texas; and Bend, Oregon to Automotive Disposition Management Services, Inc., an affiliated Arizona corporation, in exchange for a 16% interest in Automotive Disposition. Automotive Disposition is a private company owned by Jules Gollins, the manager of the New Mexico land-based operation, and by Mark Moldenhauer, one of our founders, principal shareholders, and former officer and director. In addition, promissory notes for $1,200,000 owed to us by the land-based operations have been assigned to Pinnacle Financial Corporation, a private company owned by Mr. Moldenhauer. Pinnacle Financial Corporation has in turn reduced the outstanding principal balance of our promissory note to Pinnacle by $1,200,000 and extended the principal installment, originally due December 31, 2000, to January 30, 2001. We currently are negotiating an extension of this note or a conversion thereof to equity.

         We plan to wind down our land-based operations in Scottsdale, Arizona, thereby discontinuing all land-based operations and allowing us to focus on providing automotive remarketing services via the Internet. We believe that this change will improve our prospects for profitability. While the land-based operations generated a substantial amount of revenue, the gross profit margins were low and insufficient to cover operating expenses relating to the land-based operations. These operating expenses consisted primarily of selling commissions, interest expenses (for financing inventory and accounts receivable), bad debt expense, and office overhead. In addition, the land-based operations were capital-intensive. We believe that the cash received from the discontinuance of these operations will allow us to retire part of our debt.

         In contrast, the Internet operations generate a lower amount of revenue, but result in high profit margins. Initially, revenues from Internet operations will not cover operating expenses, and we will operate at a cash flow deficit. We plan to finance this deficit partially by funds, if any, made available from the discontinuance of our land-based operations, and partially from additional capital in the form of equity or debt or both raised in a private placement. In the event this capital is not raised, our Internet operations will be severely limited. This limitation may adversely affect shareholder value.

         Accordingly as further described in the following paragraphs, our Company's business has materially changed. Therefore, all information contained herein should be carefully read and evaluated.

                                    OVERVIEW

         We began operations on September 22, 1997 and completed our first fiscal year on March 31, 1998. On June 1, 1998, we opened the office and warehouse facility in Albuquerque, New Mexico. We acquired Pinnacle Dealer Services, Inc. in August 1998 to provide financing for the purchase of vehicles. On July 20, 1999, we opened our office and warehouse facility in Bend, Oregon. On April 1, 2000, we began operations in the

Philadelphia, Pennsylvania area, with the incorporation of Auto Network Group of Eastern Pa., Inc. At the same time, we began operations in San Antonio, Texas, with the establishment of Auto Group of San Antonio Ltd., a Texas limited partnership. In each of these transactions, we entered into a management consulting agreement with the individual or entity responsible for managing each respective operation. Under these agreements, certain of our common shares have been issued to such managers and their brokers, subject to forfeiture based on both future earnings levels and continuity of management. As part of our sale of certain of our land-based subsidiaries to Automotive Disposition Management Services, Inc. "(ADM") on December 29, 2000, we agreed to place 805,405 of our common shares in escrow to satisfy, in full, our obligations under the consulting agreements. These common shares will remain in escrow until such time as certain shares of our stock are either earned or forfeited. If earned, the relevant shares of our stock will be transferred to the managers and brokers, and if unearned, the relevant shares of our stock will be transferred and delivered to ADM. Any shares transferred to ADM can, at our election, be exchanged for part or all of our interest in ADM. At December 31, 2000, these shares has not been issued

         In January 1999, we announced the development of our Internet site WWW.AUTOTRADECENTER.COM. No revenues have been generated from the operations of this site, which is now used for informational purposes only. However, effective February 1, 2000, a new web site developed for American Honda Finance Corporation, powered by our technology, began generating revenue. Our remarketing agreement with Honda Finance Corporation gives us an exclusive contract to remarket, over the Internet for two years, all of the vehicles returned to Honda after termination of a lease. On February 12, 2001, we amended our agreement with American Honda Finance Corporation. The amendment among other things extends our contract to remarket off-lease Honda and Acura vehicles through January 31, 2004, and increases the fees we can earn for each vehicle marketed on the website.

          The Honda web site, www.hfcarsales.com, became operational in all Honda and Acura dealerships by June 15, 2000 upon completion of a phase in period beginning April 2000.

         We developed a pilot program for Suzuki, similar to the program developed for Honda, utilizing our Internet technology systems and procedures to remarket their program vehicles to dealers. The Suzuki pilot program began in September 2000 (www.suzukiproline.com). We entered into a formal agreement with Suzuki in January 2001 to remarket their program cars over the Internet for a one-year period. We anticipate earning revenue from our Suzuki contract in April of 2001.

         In December 1999, we introduced our second Internet site, WWW.TRADEINCARSONLINE.COM, which has been designed to facilitate the Internet car buying process by providing a firm bid on trade-ins. We initiated a pilot program in Arizona in May 2000. As a result of this pilot program, we have determined that to be commercially successful, we have to substantially change our software and program content. Notwithstanding our perceived program changes, we have entered into a strategic alliance with WWW.AUTOBYTEL.COM, an Internet company that sells new cars on line. Our non-binding letter of intent with Autobytel.com calls for us to make a firm bid on trade-ins from their prospective customers. Under this agreement a new car customer of Autobytel can offer his trade-in, if any, to us. We will provide the customer with a firm bid to purchase the trade-in vehicle, subject only to proof of good title and a satisfactory, to us, condition report. Since we do not have an exclusive agreement with Autobytel a competing program similar to ours can be instituted by AutobyTel or by others at any time. Presently we have not purchased a vehicle under the Autobytel program and we are unable to predict when, or if, we will earn revenue from this or any other "business to consumer" website.

                              RESULTS OF OPERATIONS

         Net loss from continuing (Internet) operations was $1,451,419 or $0.04 per share for the three months ended December 31, 2000 as compared to a net loss from continuing operations of $110,688 or $0.01 per share for the three months ended December 31, 1999. Net loss from continuing operations was $3,542,274 or $0.11 per share for the nine months ended December 31, 2000, as compared to a net loss from continuing operations of $191,428 or $0.01 per share for the nine months ended December 31, 1999.

         For the three and nine months ended December 31, 2000 we reported net losses of $3,178,304 or $0.09 per share and $5,501,852 or $0.17 per share, respectively, as compared to net losses of $306,194 or $0.01 per share and

$509,935 or $0.03 per share for the comparable periods in 1999.

         From our inception through March 31, 2000, we reported the results of our operations as one segment during which time substantially all of our revenues were generated from land-based wholesale sales of used vehicles. During this period we did not generate any revenue from our Internet operations. We first reported our Internet operations as a separate segment for the first quarter of our fiscal year ending March 31, 2001. On November 30, 2000, our management and Board of Directors decided to discontinue all of our land-based operations. We believe that our best opportunity to maximize profitability and shareholder value is to concentrate all of our efforts on remarketing used vehicles utilizing the Internet as the backbone of our operations.

         We sold our land-based subsidiaries in New Mexico, Oregon, and San Antonio on December 29, 2000, and closed our operations in Pennsylvania and Colorado by the end of the year. We began to down size our Scottsdale Arizona operations in December 2000, and expect to transfer these operations to certain of the independent-contractor brokers who formerly purchased and sold vehicles for us primarily in Scottsdale Arizona, by the end of March 31, 2001. Accordingly our consolidated financial statements at December 31, 2000, and results of operations and cash flow for the periods ended December 31, 2000, and 1999, have been prepared to give effect to our decision to discontinue our land based operations.

         The following statement of operations for the land-based operations reflects the details of these operations for the periods herein presented:


                    AutoTradeCenter.com Inc. and Subsidiaries
                             Discontinued operations

                                                 For the Nine Months Ended December 31,      For the Three Months Ended December 31,
                                                       2000                   1999                  2000                  1999

Net sales                                          $123,171,010           $97,458,893           $39,521,133           $29,101,990
Cost of sales                                       117,257,094            93,446,078            37,716,191            27,875,322
                                                   -------------          ------------          ------------          ------------
  Gross profit                                        5,913,916             4,012,815             1,804,942             1,226,668
                                                   -------------          ------------          ------------          ------------
Operating expenses:
  Selling                                             4,376,272             2,553,631             1,373,246               778,884
  General and administrative                          1,199,064             1,086,188               356,733               400,061
  Bad debt expense                                       75,000                     -                     -                     -
  Depreciation and amortization                          17,998               223,510                (8,087)               81,751
                                                   -------------          ------------          ------------          ------------
    Total operating expenses                          5,668,334             3,863,329             1,721,892             1,260,696
                                                   -------------          ------------          ------------          ------------
Income (loss) from operations                           245,582               149,486                83,050               (34,028)
                                                   -------------          ------------          ------------          ------------
Other income (expense):
  Miscellaneous                                         139,599                73,803               124,021                30,825
  Interest expense                                     (738,445)             (672,616)             (327,642)             (217,253)
                                                   -------------          ------------          ------------          ------------
    Total other income (expense) - net                 (598,846)             (598,813)             (203,621)             (186,428)
                                                   -------------          ------------          ------------          ------------
  Net Loss                                         $   (353,264)          $  (449,327)          $  (120,571)          $  (220,456)
                                                   =============          ============          ============          ============


         The following table reflects the loss incurred from discontinuing our land-based operations:

              Loss from sale of: ANET-NM, ANET-NW, and ANET-SA
                   Carrying value                                 $1,596,904
                   Sales price                                     1,200,000
                                                                  ----------
                        Loss                                         396,904
                   Un-amortized goodwill                             315,775
                                                                  ----------

                   Total loss                                                      712,679

              Loss from transfer and closing of Scottsdale
              operation
                   Inventory losses due to sale                      200,000
                   Uncollectible brokers accounts                    343,635
                   Estimated costs of operations from
                   December 31, 2000 until final closing
                   of office                                         200,000       743,635
                                                                  ----------


              Additional loss from closing Pennsylvania                            150,000
                                                                                ----------
              Total Loss                                                        $1,606,314
                                                                                ==========

         Net sales from our continuing operations were $200,868 and $645,833 for the three and nine months ended December 31, 2000. Substantially all of this revenue was earned from our contract with American Honda Finance Corporation. We marketed 3,819 and 15,722 vehicles during the three and nine months ended December 31, 2000. Operating expenses for our Internet segment include salaries for management, sales, marketing and our call-center. We maintain a call-center to better serve all Honda and Acura Dealers 24 hours per day, 7 days per week.

          General and administrative expenses of $735,522 and $1,646,449 for the three and nine month periods include approximately $175,000 and $375,000 for the three and nine month periods for hosting and maintaining our Honda Web site. We also spent approximately $50,000 and $100,000 for the three and nine-month periods for travel and other costs related to marketing and promotion. Included in operating expenses are all of our corporate overhead costs, including but not limited to, executive salaries and related costs, executive travel, and professional fees. Professional fees include, among other charges, legal fees and audit fees, and other professional services related to public relations and capital accumulation. The balance of operating expenses is made up of normal business expenses.

         Depreciation primarily is from computer equipment required to run our Internet sites as well as office furniture and equipment. Depreciation related to continuing operations increased to $340,897 for the nine months ended December 31, 2000 from company-wide depreciation of $93,833 for the same period last year. Amortization primarily is due to amortization of goodwill resulting from our acquisitions during our fiscal year ended March 31, 2000 of NDSCo ($234,364 for three months and $703,091 for nine months), BTC ($50,978 for three months and $152,934 for nine months) and Walden Remarketing ($49,635 for three months and $148,904 for nine months ended December 31, 2000).

                               FINANCIAL CONDITION

         As a result of our decision to discontinue our land-based operations, our total assets decreased to $15,799,425 at December 31, 2000, from $30,120,351 at March 31, 2000. This decrease primarily results from the sale of our subsidiaries and the reporting of our remaining land-based operations as discontinued operations.


         The following table reflects the detail of our Net assets from discontinued operations:


AUTOTRADECENTER.COM, INC.
SCHEDULE OF NET ASSETS FROM DISCONTINUED OPERATIONS

ASSETS

Accounts receivable - trade, net                                 $ 3,131,196
Accounts receivable - employees and brokers, net                     312,068
Inventory - net                                                    3,177,212
Prepaid expenses and other                                            36,047
                                                                 -----------

 Total Assets                                                      6,656,523

Liabilities

Accounts payable - trade                                           4,109,537
Notes payable - related party                                        750,000
Accrued liabilities                                                  239,103
                                                                 -----------
                                                                   5,098,640

NET ASSETS FROM DISCONTINUED OPERATIONS                          $ 1,557,883
                                                                 ===========

         Total liabilities decreased to $1,959,861 from $11,664,953, primarily due to the sale of our subsidiaries and the reclassification of certain liabilities of our land-based operations as discontinued operations. At February 16, 2001 we have repaid Wells Fargo Business credit in full. We also owed $528,807 to a related party at December 31, 2000. This debt increased to $738,807 at January 31, 2001. We are currently discussing a repayment schedule for this debt, as well as alternatives to convert this debt to equity.

         During the first nine months of our fiscal year ended March 31, 2001, holders of $836,400 and $1,479,000 of our series C and series D convertible preferred shares (8,364 and 14,790 shares respectively) elected to convert such shares to 2,363,563 common shares based on the formulae contained in the terms of the preferred shares. These shares will become registered and available for resale (subject to certain lock-up provisions) upon the effectiveness of a registration statement.

                         LIQUIDITY AND CAPITAL RESOURCES

         Working capital (current assets minus current liabilities) decreased during the nine months ended December 31, 2000 by $6,934,385. At December 31, 2000 we had a working capital deficiency of $1,589,369, as compared to positive working capital of $5,345,016 at March 31, 2000. A substantial amount of this decrease is due to the reclassification of $1,819,500 of long-term debt to short-term debt, as the maturity date for such debt is less than twelve months as of December 31, 2000. However, the realization of $1,557,883 from the net assets of discontinued operations will decrease the working capital deficiency to $31,486.

         Cash of $2,334,434 was provided by our operating activities for the nine months ended December 31, 2000, as compared to using $1,850,506 for the nine months ended December 31, 1999. The major components contributing to the cash provided by operations for the nine months ended December 31, 2000 were the decreases in accounts receivable of $5,903,977 and in inventory of $4,648,492, together with the adjustment for depreciation and amortization of $1,390,417, and the write-off of goodwill of $315,775 associated with our land-based operations. These more than offset the decrease in accounts payable of $4,401,858 and our net losses for the period from continuing operations of $3,542,274, discontinued operations of $353,264, and discontinuance of land-based operations of $1,606,314. Other changes in current assets and liabilities resulted in a further use of cash of $20,517. Accounts receivable, inventories, and accounts payable decreased due to our decision to discontinue our land-based operations and our use of funds to support our of Internet operations. Cash flow for the nine months ended

December 31, 1999 is presented in our financial statements. However, it has little significance to our current or future operations due to the discontinuance of our land-based operations.

         Our investing activities for the nine months ended December 31, 2000 and 1999 used cash of $2,226,909 and $82,504, respectively. For the nine months ended December 31, 2000 our investing activities comprised the net purchase of property and equipment ($669,026) and investment in net assets of discontinued operations ($1,557,883). Property and equipment acquired in the nine months ended December 31, 2000 primarily were computer hardware and software required for business expansion and our e-commerce and Internet operations. During the nine months ended December 31, 1999 we added $82,504 of furniture and equipment net of dispositions.

         We repaid net borrowings during the first nine months of our fiscal year ended March 31, 2001 in the amount of $5,102,931, as compared to additional borrowings of $1,676,284 during the same period last year. We increased cash from the sale of common shares primarily related to the exercise of previously issued stock options. Proceeds from such issuances were $779,250 during the current period and $514,475 last year.

         On March 26, 1999, we obtained a $3,000,000 revolving line of credit with Wells Fargo Business Credit, Inc. that provided sufficient short-term liquidity and capital to implement our business plan, including providing for the expansion into other markets. The note that evidences this obligation to Wells Fargo Business Credit bears interest at 1.5% over prime and has been extended from its original due date of March 31, 2000 to June 30, 2000, and subsequently to November 30, 2000. The amount outstanding on our revolving line of credit at December 31, 2000 was $1,386,308. At March 31, 2000 our bank line of credit was $1,112,418. Effective November 30, 2000, we again extended our line of credit with Wells Fargo Business Credit to January 31, 2001. On February 16, 2001 we repaid Wells Fargo Business Credit in full. We also owed $528,807 to a related party at December 31, 2000. This debt subsequently increased to $738,807 at January 31, 2001. We are currently discussing a repayment schedule for this debt, as well as alternatives to convert this debt to equity. At March 31, 2000, total long and short-term debt was $7,018,046.

         To address our long-term liquidity needs, we must obtain additional equity financing and/or additional credit facilities that are greater than one year in duration. If we are unable to renegotiate or replace our notes and credit lines and/or we are not successful in our planned equity raising activities, we will be may not be able to continue developing our Internet activities. These actions, if required, will result in a reduction in our sales that could result in unanticipated losses or force us to sell our current Internet business to a better-capitalized entity.

         To address the above-mentioned needs, we anticipate receiving the first draw down of approximately $1,500,000 from a $2,000,000 private placement of convertible preferred shares expected to close in full by February 28, 2001. In addition we are in discussion with investment bankers regarding an addition capital raise of up to $3,000,000 through the issuance of common shares

         Our investment bankers, Sutro &Company also have circulated a Private Placement Memorandum to raise up to an additional $10,000,000 in new capital. We estimate that the following funding will be needed:

         o Approximately $5 million will be required to fund our e-commerce operations including our negative cash flow from operations. These funds will be used both to augment our current operations and to expand into new markets.

         o    $2 million will be needed for marketing programs

         o $3 million for Internet development including capital expenditures.

                               ANTICIPATED TRENDS

         Our future will depend upon our Internet remarketing business. Our agreement with American Honda Finance Corporation will generate revenues for the next three years. We anticipate a greater number of car sales on our Honda website resulting in increased revenues in the months to come as a larger number of vehicles are coming off lease and will be available to all Honda and Acura dealers in the United States. In addition our amended contract with American Honda Finance Corporation will provide additional revenue for each car sold on our website. Our pilot program with American Suzuki Motor Corporation began generating revenue in September 2000. We signed a definitive agreement with Suzuki in January 2001 and expect to generate added revenue from the Suzuki site. We anticipate entering into similar contracts with other manufacturers and financial institutions to assist them in remarketing their inventories of used vehicles; however, no such other contracts exist at this time. Our programs with Autobytel and other Internet new car retailers are currently under development and accordingly, we cannot estimate a start date for earning revenue from this or similar programs.

         We cannot assure you that we will be able to raise the additional capital or debt financing to execute our business plan to assist automobile manufacturers, finance companies, financial institutions, lease and rental companies, and automobile dealers in remarketing their inventories of used vehicles over the Internet. In addition, it may become necessary to further extend certain of our debt due to shareholders and former officers or to convert part or all of such debt to equity in order for us to meet obligations as they come due. Failure to extend these terms could force us to reorganize our company, resulting in dilution to our current shareholders. A conversion of debt to equity would also result in dilution to our current shareholders. Either of these scenarios is likely to have a negative impact upon shareholder value of our common stock.

         For the remainder of the current fiscal year, we intend to proceed with the sale and transfer of our land-based operations. We also intend to continue the development of our Internet sites. We intend to raise the capital necessary to finance our anticipated growth through a combination of debt, equity or convertible debt offering of up to $10 million.

                                      OTHER

FORWARD-LOOKING STATEMENTS

         Certain statements in this Quarterly Report on Form 10-Q, the Company's Annual Report on Form 10-K for its fiscal year ended March 31, 2000, the Company's Annual Report to Shareholders, as well as statements made by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes;
(3) the relative stability of the debt and equity markets; (4) competition; (5) demographic changes; (6) government regulations particularly those related to Internet commerce; (7) required accounting changes; (8) equipment failures, power outages, or other events that may interrupt Internet communications; (9) disputes or claims regarding the Company's proprietary rights to its software and intellectual property; and (10) other factors over which the Company has little or no control.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company and certain of its subsidiaries have been named as defendants in various claims, complaints and other legal actions arising in the normal course of business. In the opinion of management, the outcome of these matters will not have a material adverse affect upon the financial condition, results of operations or cash flows of the Company. See "Forward-Looking Statements" above.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the quarter ended December 31, 2000, 30,000 shares of common stock were issued as compensation to deJong & Associates for services values at $67,500.

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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are filed with this report:


   REGULATION
   S-K NUMBER      DOCUMENT

       2.1         Agreement  and Plan of  Reorganization  between Auto Network  Group,  Inc. and Walden  Remarketing
                   Services, Inc. (1)<F1>
       2.2         Agreement  Concerning  the  Exchange of Common  Stock  Between  AutoTradeCenter.com  Inc. and Auto
                   Network Group of Northwest, Inc. (1)<F1>
       3.1         Articles of Incorporation, as amended (1)<F1>
       3.2         Bylaws (1)<F1>
       4.1         Statement Pursuant To Section 10-602 of The Arizona Business  Corporation Act of Auto Network USA,
                   Inc. Regarding Series A Preferred Stock (1)<F1>
       4.2         Statement Pursuant To Section 10-602 of The Arizona Business  Corporation Act of Auto Network USA,
                   Inc. Regarding Series B Preferred Stock (1)<F1>
       4.3         Warrant to Purchase Common Stock Issued to Anthony & Company, Inc. (1)<F1>
       4.4         Statement   Pursuant   to   Section   10-602  of  The   Arizona   Business   Corporation   Act  of
                   AutoTradeCenter.com Inc. Regarding Series C Preferred Stock (3)<F3>
       4.5         Statement   Pursuant   to   Section   10-602  of  The   Arizona   Business   Corporation   Act  of
                   AutoTradeCenter.com Inc. Regarding Series D Preferred Stock (3)<F1>
      10.1         Stock Option Plan (1)<F1>


   REGULATION
   S-K NUMBER      DOCUMENT


      10.2         Evelyn Felice loan documents (1)<F1>
      10.3         Mark Moldenhauer loan documents (1)<F1>
      10.4         Pinnacle Financial Corporation loan documents (1)<F1>
      10.5         Eastlane Trading Limited loan documents (1)<F1>
      10.6         Norwest Bank loan documents (1)<F1>
      10.7         Mike and Debbie Stuart loan documents (1)<F1>
      10.8         Purchase of Goodwill Agreement with JBS, LLC (1)<F1>
      10.9         Promissory Notes used for acquisition of Walden Remarketing Services, Inc.  (1)<F1>
      10.10        Consulting Agreement with Dennis E. Hecker dated April 20, 1999 (1)<F1>
      10.11        Non-Qualified Stock Option Agreement with Dennis E. Hecker dated April 20, 1999 (1)<F1>
      10.12        Sample "Work for Hire Agreement" (1)<F1>
      10.13        Agreement with Auction Finance Group, Inc. (1)<F1>
      10.14        Purchase  Agreement with Lloydminister  Enterprises Inc. and Kindersley  Holdings Inc. dated March
                   23, 2000 (2)<F2>
      10.15        Amended and Restated Secured Promissory Note dated March 31, 2000 to Mark Moldenhauer (3)<F3>
      10.16        Amended  and  Restated  Secured  Promissory  Note  dated  March  31,  2000 to  Pinnacle  Financial
                   Corporation (3)<F3>
      10.17        Loan Extension from Wells Fargo Business Credit, Inc. (3)<F3>
      10.18        Agreement with American Honda Finance (3)(4)<F3><F4>
      10.19        Extension and Exchange Agreement with Pinnacle Financial Corporation dated December 29, 2000 (5)<F5>
       21          Subsidiaries of the registrant (3)<F3>

---------------

(1)<F1>      Incorporated by reference to the exhibits filed to the registration statement on Form S-1 (File No. 333-78659).
(2)<F2>      Incorporated by reference to the exhibits filed to the current report on Form 8-K dated March 23, 2000 (File No.
             333-78659).
(3)<F3>      Incorporated by reference to the exhibits filed to the registration statement on Form S-1 (File No. 333-37090).
(4)<F4>      Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
(5)<F5>      Incorporated  by  reference  to the  exhibits  filed to the  current  report on Form 8-K dated  December  29,  2000
             (File No. 333-78659).

            b) Reports on Form 8-K:  NONE.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     AUTOTRADECENTER.COM INC.


Date: February 20, 2001              By:/s/ M.H. FEINSTEIN
                                        ------------------------------------
                                        M.H. Feinstein, Chief Financial Officer