Form 10QSB/A
period 2000-12-31
AUTOTRADECENTER COM INC
filed 2001-04-24
CIK 1085537

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1


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

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K

                                   SIGNATURES

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet

                                     ASSETS
                                                                                 December 31,     March 31,
                                                                                    2000            2000
                                                                                  UNAUDITED
                                                                               -------------   -------------
Current assets:

Cash                                                                           $    139,612    $  4,355,738
Accounts receivable - trade, net                                                    163,990              --
Accounts receivable - employees and brokers, net                                    134,453              --
Inventory                                                                                --              --
   Net assets of discontinued operations                                          1,373,400       1,023,166
Prepaid expenses and other                                                          136,047         110,272
                                                                               -------------   -------------
   Total current assets                                                           1,947,502       5,489,176
                                                                               -------------   -------------
Property, equipment, and software, net                                            8,678,282      12,826,726
                                                                               -------------   -------------


Intangible assets, net                                                            1,640,472       1,786,845
                                                                               -------------   -------------

      Total assets                                                             $ 12,266,256    $ 20,102,747
                                                                               =============   =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable - trade                                                                    $         --
   Notes payable - related party                                               $    528,807         528,807
   Notes payable - bank                                                           1,386,309       1,112,418
   Accrued liabilities                                                               44,713           6,124
                                                                               -------------   -------------
      Total current liabilities                                                   1,959,829       1,647,349
                                                                               -------------   -------------
Non-current liabilities:
Long-term debt - related party                                                           --              --
                                                                               -------------   -------------
Total non-current liabilities                                                            --              --
                                                                               -------------   -------------
Stockholders' equity:
Convertible preferred stock, Series C; $.10 par value;
   400,000 shares authorized; 21,216 issued, 12,852 and 0 shares outstanding
   in 2000 and 1999, respectively; liquidation preference $110.00 per share       1,063,323       1,906,536
Convertible preferred stock, Series D; $.10  par  value;
   600,000 shares authorized; 31,824 issued, 17,034 and 0 shares outstanding
   in 2000 and 1999, respectively; liquidation preference $100.00 per share       1,356,668       2,859,805
Common stock, no par value; 100,000,000 shares authorized;
   34,514,001 shares issued, 34,068,036 outstanding at December 31, 2000
   and 21,615,530 shares issued and outstanding at December 31,1999              23,011,910      19,779,542
Retained deficit                                                                (15,125,474)     (6,090,485)
                                                                               -------------   -------------
   Total stockholders' equity                                                    10,306,427      18,455,398
                                                                               -------------   -------------

      Total liabilities and stockholders' equity                               $ 12,266,256    $ 20,102,747
                                                                               =============   =============






            See notes to condensed consolidated financial statements.

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                 Condensed Consolidated Statement of Operations






                                                       For the Three Months Ended       For the Nine Months Ended
                                                      ----------------------------    ----------------------------
                                                      December 31,    December 31,    December 31,    December 31,
                                                          2000            1999            2000            1999
                                                      -------------   -------------   -------------   -------------
Net sales                                             $    200,868    $         --    $    645,833    $    291,587
Cost of sales                                                1,216              --           1,216              --
                                                      -------------   -------------   -------------   -------------

   Gross profit                                            199,652              --         644,617         291,587
                                                      -------------   -------------   -------------   -------------

Operating expenses:
   Salary                                                  233,063          13,600         644,427          40,500
   Selling                                                 197,092          31,493         505,598         219,964
   General and administrative                              723,624         103,418       1,646,449         334,893
   Bad Debts                                                 2,977
   Depreciation and amortization                         3,954,625          57,554       4,859,648         171,033
                                                      -------------   -------------   -------------   -------------

      Total operating expenses                           5,108,404         209,042       7,656,122         766,390
                                                      -------------   -------------   -------------   -------------


      Loss from operations                              (4,908,752)       (209,042)     (7,011,505)       (474,803)
                                                      -------------   -------------   -------------   -------------


      Other income (expense)
      Miscellaneous                                             --              --              --              --
      Interest expense                                     (11,898)        (11,898)        (47,592)        (47,645)
                                                      -------------   -------------   -------------   -------------

         Total other income (expense)                      (11,898)        (11,898)        (47,592)        (47,645)
                                                      -------------   -------------   -------------   -------------


Loss from continuing operations                         (4,920,650)       (220,940)     (7,059,097)       (522,448)
                                                      -------------   -------------   -------------   -------------


Discontinued operations:
   Loss from from operations of Land-based segment        (138,738)       (110,204)       (323,839)       (118,307)
   Loss from from disposition of Land-based segment     (1,652,053)             --      (1,652,053)             --
                                                      -------------   -------------   -------------   -------------

                                                        (1,790,791)       (110,204)     (1,975,892)       (118,307)

   Net (loss) before income taxes                       (6,711,441)       (331,144)     (9,034,989)       (640,755)


Income tax refund (expense)                                     --             485              --          56,034
Minority interest in loss of subsidiaries                       --          24,465              --          74,786

                                                      -------------   -------------   -------------   -------------

                                                                            24,950              --         130,820
                                                      -------------   -------------   -------------   -------------


Net (loss)                                            $ (6,711,441)   $   (306,194)   $ (9,034,989)   $   (509,935)
                                                      =============   =============   =============   =============


(Loss) per share
   Basic and diluted
      Continuing operations                           $      (0.14)   $      (0.01)   $      (0.22)   $      (0.03)
      Discontinued operations                         $      (0.05)   $      (0.00)   $      (0.06)   $      (0.00)
                                                      -------------   -------------   -------------   -------------
                                                      $      (0.19)   $      (0.01)   $      (0.28)   $      (0.03)
                                                      =============   =============   =============   =============


Weighted average common shares outstanding
   Basic                                                34,068,036      20,735,084      31,525,710        20,685,084
                                                      =============   =============   =============   =============

   Diluted                                              34,068,036      20,735,084      31,525,710        20,685,084
                                                      =============   =============   =============   =============


     See notes to condensed consolidated financial statements.

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                 Condensed Consolidated Statement of Cash Flows


                                                                     For The Nine Months Ended
                                                                    ---------------------------
                                                                    December 31,   December 31,
                                                                        2000           1999
                                                                    ------------   ------------
Cash flows from operating activities:
   Net  (loss)
      From continuing  operations                                   $(7,059,097)   $  (391,628)
      From discontinued operations                                     (323,839)      (118,307)
      From discontinuance of Land-based operations                   (1,652,053)            --
   Adjustments to reconcile net income (loss) to net
      Cash provided by operating activities:
         Depreciation and amortization                                4,859,648        171,033
         Stock issued for services                                       53,436             --
   (Increase) decrease in:
         Accounts receivable                                           (163,990)        98,610
         Accounts receivable employees and others                      (134,453)
         Inventory                                                           --
         Prepaid expenses and other current assets                      (25,775)      (205,249)
         Carrying value  net assets of discontinued operations         (350,234)       330,771
   Increase (decrease) in:
         Accounts payable                                                    --        (24,712)
         Accrued liabilities                                             38,589        (50,723)
                                                                    ------------   ------------
            Net cash  provided by (used in)
               operating activities                                  (4,757,768)      (190,205)
                                                                    ------------   ------------

Cash flows from investing activities:
   Purchase of property and equipment                                  (629,431)       (92,971)
   Sale of property and equipment                                       117,932         45,925

                                                                    ------------   ------------
            Net cash  provided by (used in) investing activities       (511,499)       (47,046)
                                                                    ------------   ------------

Cash flows from financing activities:
   Net proceeds from borrowing                                          573,891        (19,475)
   Net repayment of related party borrowings                                 --
   Proceeds from issuance of common stock                               479,250        514,475
                                                                    ------------   ------------
            Net cash  provided by ( used in) financing activities     1,053,141        495,000
                                                                    ------------   ------------

Net change in cash                                                   (4,216,126)       257,749

Beginning cash balance                                                4,355,738        297,752

                                                                    ------------   ------------
Ending cash balance                                                 $   139,612    $   555,501
                                                                    ============   ============

Supplemental disclosures:
      Interest paid including discontinued operations               $   622,728    $   672,669
                                                                    ============   ============

      Interest paid from continuing operations                      $    47,592    $    47,645
                                                                    ============   ============
      Income taxes paid                                             $        --    $     3,000
                                                                    ============   ============

      Issuance of common stock for goodwill                         $    53,333    $   749,990
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

         The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Auto Network Group of Arizona, Inc. ("ANET-AZ"), Pinnacle Dealer Services, Inc. ("PDS"), National Dealer Services ("NDSCo"), AutoTradeCenter Remarketing Services Inc. formerly Walden Remarketing Services, Inc. ("Walden Remarketing"), and BusinessTradeCenter.com Inc. ("BTC"). All material intercompany accounts and transactions have been eliminated. As more fully described in these notes the Company sold its interest in three of its land based operations and transferred its operations in Scottsdale, Arizona, to certain independent wholesale automobile brokers in January 2001.


NOTE B - EARNINGS (LOSS) PER SHARE

         Basic earnings (loss) per share have been computed based on the weighted average number of common shares outstanding. The computations exclude 430,465 shares held in escrow pending earn out provisions. Diluted earnings per share reflects the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options and the assumed conversion of debt and preferred stock. Since the Company operated at a loss for all periods stated the computation of diluted earnings per share would be anti-dilutive. Accordingly basic and diluted earnings (loss) per share are equivalent.


NOTE C- INFORMATION REGARDING RECLASSIFICATION OF GOODWILL

         When the Company acquired NDSCo on March 31, 2000 (as more fully described in Note J. of its Form 10-K for the year ended March 31, 2000), $2,039,123 of the purchase price was allocated to goodwill. The goodwill was assigned a useful life of 10 years. Upon further consideration the Company reclassified this allocation from goodwill to cost of software to more succinctly categorize the nature of the assets purchased. During the quarter ended December 31, 2000, as a result of the changes in its business plan and the disposition of its dealer-to-dealer land based business, the Company further determined that it could no longer estimate the useful life, if any, of this software. Accordingly, the carrying cost of this asset was depreciated in full during the quarter.

         When the Company acquired the remaining 45% minority interest of BTC on March 23, 2000 (as more fully described in Note J. of its Form 10-K for the year ended March 31, 2000), $9,374,550 of the purchase price was allocated to goodwill with an estimated life of 10 years. Upon further consideration, the Company reclassified this allocation from goodwill to cost of software to more succinctly categorize the nature of the assets purchased. Effective for the quarter ended December 31, 2000, the Company changed its estimate of the useful life of this asset from 10 years to 36 months.

         The restated consolidated balance sheet at March 31, 2000 among other things reflects both of these reclassifications.

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)


NOTE D - INFORMATION REGARDING DISCONTINUED OPERATIONS:

         On November 30, 2000, the Company formalized its decision to exit its land-based operations at the end of fiscal year 2001. The disposition of the land-based operations represents the disposal of a business segment under APB Opinion No. 30. Accordingly, results of these operations have been classified as discontinued and prior periods have been restated, including the reallocation of fixed overhead charges to both business segments. As of December 29, 2000, the Company sold its land-based operations in Albuquerque, New Mexico; San Antonio, Texas; and Bend, Oregon to Automotive Disposition Management Services, Inc., an affiliated Arizona corporation, in exchange for a 16% interest in Automotive Disposition. The Company sold substantially all of its land-based operations in Scottsdale Arizona, to its independent contract brokers effective January 31, 2001, thereby discontinuing all land-based operations. The Company has recorded an actual loss of $749,366 on the sale of its land-based operations to Automotive Disposition Management Services, Inc., recorded additional losses of $127,388 related to the earlier closing of its Pennsylvania operation and accrued an estimated loss of $775,300 on disposal related to the Scottsdale operation in these December 31, 2000 interim financial statements. The following schedule of net assets from discontinued operations and financial statements show the effect of discontinued operations to the condensed consolidated balance sheets at December 31, 2000 and March 31, 2000 and to the condensed consolidated statements of operations and cash flow for the three and nine months ended December 31, 2000 and 1999.

1.       RESULTS OF OPERATIONS OF DISCONTINUED LAND-BASED SEGMENT:

         AUTOTRADECENTER.COM INC. AND SUBSIDIARIES

                                                                      FOR THE NINE MONTHS ENDED
                                                                 12/31/00                  12/31/99

         Net sales                                                 $123,171,010               $97,458,893
         Cost of sales                                              117,257,094                93,446,078
                                                                   -------------              ------------
            Gross profit                                              5,913,916                 4,012,815
                                                                   -------------              ------------

         Operating expenses:
            Selling                                                   4,376,272                 2,553,631
            General and administrative                                1,199,064                   964,688
            Bad debt expense                                             75,000                        --
            Depreciation and amortization                                36,165                    61,582
                                                                   -------------              ------------
               Total operating expenses                               5,686,501                 3,579,901
                                                                   -------------              ------------

         Income from operations                                         227,415                   432,914
                                                                   -------------              ------------

         Other income (expense):
            Miscellaneous                                               139,599                    73,803
            Interest expense                                           (690,853)                 (625,024)
                                                                   -------------              ------------
               Total other income (expense) - net                      (551,254)                 (551,221)
                                                                   -------------              ------------

         Loss before income taxes                                      (323,839)                 (118,307)
                                                                   -------------              ------------
            Income tax benefit                                               --                        --
            Minority interest in loss                                        --                        --
                                                                   -------------              ------------

         Net Loss                                                  $   (323,839)              $  (118,307)
                                                                   =============              ============

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)


2.       COMPUTATION OF LOSS RESULTING FROM DISCONTINUING LAND-BASED SEGMENT

              Loss from sale of: ANET-NM, ANET-NW, and ANET-SA

                          Carrying value                                          $1,596,933
                          Sales price                                              1,200,000
                                                                                  ----------
                                              Loss                                   396,933
                          Un-amortized goodwill                                      352,432
                                                                                  ----------
                          Total loss                                                                    749,365

              Loss from transfer and closing of Scottsdale
              Operation
                          Sale of equipment                                           31,665
                          Inventory losses due to sale                               200,000
                          Uncollectible brokers accounts                             343,635
                          Estimated costs of operations from
                          December 31, 2000 until final closing
                          of office                                                  200,000            775,300
                                                                                  ----------

              Additional loss from closing Pennsylvania                                                 127,388
                                                                                                     ----------
              Total Loss                                                                             $1,652,053
                                                                                                     ==========



3.       NET ASSETS OF DISCONTINUED OPERATIONS

SCHEDULE OF NET ASSETS FROM DISCONTINUED OPERATIONS

ASSETS

Accounts receivable - trade, net                                                                     $3,117,206
Accounts receivable - employees and brokers, net                                                        186,150
Inventory - net                                                                                       3,177,212
                                                                                                     ----------
 Total Assets                                                                                         6,480,568
                                                                                                     ----------
LIABILITIES

Accounts payable - trade                                                                              4,117,808
 Notes payable - related party                                                                          750,000
Accrued liabilities                                                                                     239,360
                                                                                                      ---------

                                                                                                      5,107,168
                                                                                                     ----------

NET ASSETS FROM DISCONTINUED OPERATIONS                                                              $1,373,400
                                                                                                     ==========

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)


NOTE E - INTANGIBLE ASSETS

         Intangible assets consist of the following:
                                                                           December 31,           March 31,
                                                                           ----------------------------------
                                                                                 2000                 2000
                                                                                 ----                 ----
         Goodwill                                                             $1,985,383          $1,985,383
         Other                                                                     3,228               3,228
                                                                              ----------          ----------
                                                                               1,988,611           1,988,611
         Less accumulated amortization                                           348,139             201,766
                                                                              ----------          ----------
                                                                              $1,640,472          $1,786,845
                                                                              ==========          ==========


NOTE F - STOCKHOLDERS' EQUITY

      During the first nine months of our fiscal year ended March 31, 2001, holders of $836,400 and $1,479,000 of our series C and series D convertible preferred shares (8,364 and 14,790 shares respectively) elected to convert such shares to 2,363,563 common shares based on the formulae contained in the terms of the preferred shares. These shares will become registered and available for resale (subject to certain lock-up provisions) upon the effectiveness of a registration statement on Form S-1 filed with the Securities and Exchange Commission. We also issued 218,875 common shares for $161,667 upon the exercise of stock options during the nine months ended December 31, 2000.

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

      As of December 29, 2000, we sold our interest in our land-based operations in Albuquerque, New Mexico; San Antonio, Texas; and Bend, Oregon to Automotive Disposition Management Services, Inc., an affiliated Arizona corporation, in exchange for a 16% interest in Automotive Disposition. Automotive Disposition is a private company owned by Jules Gollins, the manager of the New Mexico land-based operation, and by Mark Moldenhauer, one of our founders, principal shareholders, and former officer and director. We disposed of our land-based operations in Scottsdale, Arizona, in January 2001, thereby discontinuing all land-based operations and allowing us to focus on providing automotive remarketing services via the Internet.

      As a result of the disposition of our land-based operations, as further described in the following paragraphs, the trend information should be carefully read and evaluated. See "Anticipated Trends and Plan of Operations" below.

                                    OVERVIEW

      We began operations on September 22, 1997 and completed our first fiscal year on March 31, 1998. On June 1, 1998, we opened the office and warehouse facility in Albuquerque, New Mexico. We acquired Pinnacle Dealer Services, Inc. in August 1998 to provide financing for the purchase of vehicles. On July 20, 1999, we opened our office and warehouse facility in Bend, Oregon. On April 1, 2000, we began operations in the Philadelphia, Pennsylvania area, with the incorporation of Auto Network Group of Eastern Pa., Inc. At the same time, we began operations in San Antonio, Texas, with the establishment of Auto Group of San Antonio Ltd., a Texas limited partnership. In each of these transactions, we entered into a management consulting agreement with the individual or entity responsible for managing each respective operation. Under these agreements, certain of our common shares were issued to such managers, subject to forfeiture based on both future earnings levels and continuity of management. In addition, we made stock options available to these managers, which could be earned based on future performance. On August 2, 2000, we formed a new wholly owned subsidiary, Auto Network Group of Denver, Inc., and leased a facility in Denver, Colorado.

      In January 1999, we announced the development of our Internet site WWW.AUTOTRADECENTER.COM. No revenues have been generated from the operations of this site, which is now used for informational purposes only. However, effective February 1, 2000, a new web site developed for American Honda Finance Corporation, powered by our technology, began generating revenue. Our existing remarketing agreement with Honda Finance Corporation gives us an exclusive contract to remarket, over the Internet through January 31, 2004, all of the vehicles returned to Honda and Acura after termination of a lease. These are referred to in the industry as "off-lease" vehicles. The Honda web site, www.hfcarsales.com, became operational in all Honda and Acura dealerships by June 15, 2000 upon completion of a phase-in period beginning April 2000. We developed a pilot program for

Suzuki, similar to the program developed for Honda, utilizing our Internet technology systems and procedures to remarket their program vehicles to dealers. The Suzuki pilot program began in September 2000 (www.suzukiproline.com) and we signed an agreement with Suzuki in January 2001 to remarket their program cars over the Internet for a one-year period.

      Due to the discontinuance of our land-based operations, we now focus all of our efforts on remarketing vehicles over the Internet.

                              RESULTS OF OPERATIONS

      Net loss from continuing (Internet) operations was $4,920,650 or $0.14 per share for the three months ended December 31, 2000 as compared to a net loss from continuing operations of $220,940 or $0.01 per share for the three months ended December 31, 1999. Net loss from continuing operations was $7,059,097 or $0.22 per share for the nine months ended December 31, 2000, as compared to a net loss from continuing operations of $522,448 or $0.03 per share for the nine months ended December 31, 1999.

      For the three and nine months ended December 31, 2000 we reported net losses of $6,711,411 or $0.19 per share and $9,034,989 or $0.28 per share, respectively, as compared to net losses of $306,194 or $0.01 per share and $509,935 or $0.03 per share for the comparable periods in 1999.

      Our financial statements since our inception in 1997 reflect Internet operations as continuing operations and land-based operations as discontinued operations, even though we did not generate any revenue from our Internet remarketing operations until April 2000. On November 30, 2000, our management and Board of Directors decided to discontinue all of our land-based operations. We believe that our best opportunity to maximize profitability and shareholder value is to concentrate all of our efforts on remarketing used vehicles utilizing the Internet as the backbone of our operations. We sold our land-based subsidiaries in New Mexico, Oregon, and San Antonio on December 29, 2000, and closed our operations in Pennsylvania and Colorado by the end of the year. We began to down size our Scottsdale Arizona operations in December 2000, and transferred these operations to certain of the independent-contractor brokers who formerly purchased and sold vehicles for us primarily in Scottsdale Arizona, in January 2001.

      The following statement of operations for the land-based operations reflects the details of these operations for the periods herein presented:

AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
DISCONTINUED OPERATIONS

                                             FOR THE NINE MONTHS ENDED                FOR THE THREE MONTHS ENDED
                                              12/31/00            12/31/99           12/31/00            12/31/99
                                          --------------        ------------       ------------        ------------
Net sales                                 $ 123,171,010         $97,458,893        $39,521,133         $29,101,990
Cost of sales                               117,257,094          93,446,078         37,716,191          27,875,322
                                          --------------        ------------       ------------        ------------
   Gross profit                               5,913,916           4,012,815          1,804,942           1,226,668
                                          --------------        ------------       ------------        ------------

Operating expenses
   Selling                                    4,376,272           2,553,631          1,373,246             778,884
   General and administrative                 1,199,064             964,688            315,933             359,261
   Bad debt expenses                             75,000                  --                 --                  --
   Depreciation and amortization                 36,165              61,582             62,778              24,197
                                          --------------        ------------       ------------        ------------
      Total operating expenses                5,686,501           3,579,901          1,751,957           1,162,342
                                          --------------        ------------       ------------        ------------

Income (loss) from operations                   227,415             432,914             52,985              64,326
                                          --------------        ------------       ------------        ------------

Other income (expense):
   Miscellaneous                                139,599              73,803            124,021              30,825
   Interest expense                            (690,853)           (625,024)          (315,744)           (205,355)
                                          --------------        ------------       ------------        ------------
      Total other income (expense) - net       (551,254)           (551,221)          (191,723)           (174,530)
                                          --------------        ------------       ------------        ------------

Loss before income taxes                       (323,839)           (118,307)          (138,738)           (110,204)
                                          --------------        ------------       ------------        ------------
   Income tax benefit                                --                  --                 --                  --
   Minority interest in loss                         --                  --                 --                  --

      Net Loss                            $    (323,839)        $  (118,307)       $  (138,738)        $  (110,204)
                                          ==============        ============       ============        ============


      The following table reflects the loss incurred from discontinuing our land-based operations:

        Loss from sale of Albuquerque, Bend, and San Antonio operations:
                    Carrying value                                  $1,596,933
                    Sales price                                      1,200,000
                                                                    ----------
                          Loss                                         396,933
                    Unamortized goodwill                               352,432
                                                                    ----------
                    Total loss                                                          $  749,365

        Loss from transfer and closing of Scottsdale operation:

                    Sale of equipment                                   31,665
                    Inventory losses due to sale                       200,000
                    Uncollectible brokers accounts                     343,635
                    Estimated costs of operations from
                       December 31, 2000 until final
                       closing of office                               200,000             775,300
                                                                    ----------

        Additional loss from closing Pennsylvania                                          127,388
                                                                                        ----------
        Total Loss                                                                      $1,652,053
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

      General and administrative expenses of $723,624 and $1,646,449 for the three and nine month periods include approximately $175,000 and $375,000 for the three and nine month periods for hosting and maintaining our Honda Web site. We also spent approximately $50,000 and $100,000 for the three and nine-month periods for travel and other costs related to marketing and promotion. Included in operating expenses are all of our corporate overhead costs, including but not limited to, executive salaries and related costs, executive travel, and professional fees. Professional fees include, among other charges, legal fees and audit fees, and other professional services related to public relations and capital accumulation. The balance of operating expenses is made up of normal business expenses.

      Depreciation primarily is from capitalized software costs resulting from the acquisitions of the minority interest in BTC and the acquisition of NDSCo, as well as from computers and equipment required to run our Internet sites and office furniture and equipment. Depreciation and amortization related to continuing operations increased to $4,859,648 for the nine months ended December 31, 2000. Included in depreciation and amortization for the nine months ended December 31, 2000 are (1) $2,022,465 to fully depreciate all of the undepreciated costs allocated to software at the time of our acquisition of NDSCo, and (2) $2,343,638 for depreciation on the value of software acquired when we purchased the minority interest in BTC. Amortization was $148,904 and primarily is due to goodwill resulting from our acquisitions during our fiscal year ended March 31, 2000 of Walden Remarketing. During the quarter ended December 31, 2000, depreciation and amortization charges included $1,869,531 respecting NDSCo and $1,622,867 respecting BTC. Amortization of goodwill from Walden was $49,635 for the quarter.

      Net sales from our continuing operations were nil and $291,587 for the three and nine months ended December 31, 1999. All of this revenue was earned during the first part of the year by AutoTradeCenter Remarketing Services Inc. from contracts entered into by Walden Remarketing Services prior to our acquisition of the company. These contracts were with American Honda Financial Services and others. The revenue derived from these contracts resulted from services provided by us to encourage dealers to attend and purchase off-lease and other vehicles at auctions. None of this revenue resulted from Internet activities, and it ceased upon expiration of the contracts. Operating expenses for these periods include all expenses directly related to the activities of AutoTradeCenter Remarketing Services, increased by an allocation of corporate salaries, overhead, and interest expense to our continuing operations.

                               FINANCIAL CONDITION

      As a result of our decision to discontinue our land-based operations, our total assets decreased to $12,266,256 at December 31, 2000, from $20,102,747 at March 31, 2000. This decrease primarily results from the sale of our subsidiaries and the reporting of our remaining land-based operations as discontinued operations.

      The following table reflects the detail of our net assets from discontinued operations:

AUTOTRADECENTER.COM INC.
SCHEDULE OF NET ASSETS FROM DISCONTINUED OPERATIONS

                                                                DECEMBER 31,
                                                                    2000         MARCH 31, 2000      MARCH 31, 1999
Assets
Accounts receivable - trade, net                                 $3,117,206        $ 5,743,845         $ 4,873,189
Accounts receivable - employees and brokers, net                    186,150            332,122             324,248
Inventory                                                         3,177,212          4,648,492           5,028,357
Prepaid expenses and other                                               --                 --              73,887
Goodwill and property and equipment                                      --            316,311             266,860
                                                                 ----------        -----------         -----------
      Total Assets                                                6,480,568         11,040,770          10,566,541
                                                                 ==========        ===========         ===========

Liabilities

Accounts payable - trade                                          4,117,808          4,401,858           4,174,029
Notes payable - related party and other                             750,000          5,376,821           3,893,890
Accrued liabilities                                                 238,360            238,925             218,394
                                                                 ----------        -----------         -----------
                                                                  5,107,168         10,017,604           8,286,313

Net Assets from Discontinued Operations                          $1,373,400        $ 1,023,166         $ 2,280,228
                                                                 ==========        ===========         ===========

      Total liabilities at December 31, 2000 increased to $1,959,829 from $1,647,349 at March 31, 2000, primarily due to the increased amount due to Wells Fargo Business Credit. At February 16, 2001 we have repaid Wells Fargo Business Credit in full. We also owed $528,807 to a related party at December 31, 2000. This debt increased to $738,200 at April 16, 2001 and we have agreed to new notes for this amount, which are due April 1, 2002.

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

                         LIQUIDITY AND CAPITAL RESOURCES

      Working capital (current assets minus current liabilities) decreased during the nine months ended December 31, 2000 by $3,854,154. At December 31, 2000 we had a working capital deficiency of $12,327, as compared to positive working capital of $3,841,827 at March 31, 2000. The decrease substantially is due to the decrease in cash of $4,216,126, offset by the increases in receivables and in net assets of discontinued operations.

      Cash of $4,757,768 was used in our operating activities for the nine months ended December 31, 2000, as compared to using $190,205 for the nine months ended December 31, 1999. The major components contributing to the cash used in operations for the nine months ended December 31, 2000 were our net losses for the period from continuing operations of $7,059,097, discontinued operations of $323,839, and discontinuance of land-based operations of $1,652,053. Cash was primarily provided by the non-cash charge for depreciation and amortization of $4,859,648. In contrast, for the nine months ended December 31, 1999, our loss from continuing and discontinued operations of $509,935 contributed to our cash used in operations. In addition, $205,249 was used to increase our prepaid expenses and other current assets, with cash primarily provided by the non-cash charge for depreciation and amortization of $171,033 and the decrease in the carrying value of net assets of discontinued operations of $330,771.

      Our investing activities for the nine months ended December 31, 2000 and 1999 used cash of $511,499 and $47,046, respectively, and consisted primarily of computer hardware and software required for business expansion and our e-commerce and Internet operations.

      Financing activities provided cash of $1,053,141 for the first nine months of our fiscal year ended March 31, 2001, as compared to $495,000 during the previous period. We increased cash from the net proceeds of borrowings ($573,891) and the sale of common shares primarily related to the exercise of previously issued stock options. Proceeds from such issuances were $479,250 during the current period and $514,475 last year.

      On March 26, 1999, we obtained a $3,000,000 revolving line of credit with Wells Fargo Business Credit, Inc. that provided sufficient short-term liquidity and capital to implement our business plan, including providing for the expansion into other markets. The note that evidenced this obligation to Wells Fargo Business Credit bore interest at 1.5% over prime and was extended from its original due date of March 31, 2000 to January 31, 2001. The amount outstanding on our revolving line of credit at December 31, 2000 was $1,386,309. At March 31, 2000 our bank line of credit was $1,112,418. On February 16, 2001 we repaid Wells Fargo Business Credit in full. We also owed $528,807 to a related party at December 31, 2000, which bears interest at 12% per annum. This debt subsequently increased to $738,200 at April 16, 2001 and is now due April 1, 2002. At March 31, 2000, total long and short-term debt was $1,647,349.

                               ANTICIPATED TRENDS

      For the remainder of the current fiscal year, we intend to continue the development of our Internet sites. We believe that focusing on providing automotive remarketing services via the Internet will improve our long-term prospects for profitability. While the land-based operations generated a substantial amount of revenue, the gross profit margins were low and insufficient to cover operating expenses relating to the land-based operations. These operating expenses consisted primarily of selling commissions, interest expenses (for financing inventory and accounts receivable), bad debt expense, and office overhead. In addition, the land-based operations were capital-intensive. In contrast, the Internet operations generate a lower amount of revenue, but result in higher profit margins.

      Our agreement with American Honda Finance Corporation will generate revenues for the next three years. We anticipate a greater number of car sales on our Honda website resulting in increased revenues in the months to come as a larger number of vehicles are being returned upon termination of leases and will be available to all Honda and Acura dealers in the United States. In addition our amended contract with American Honda Finance Corporation will provide additional revenue for each car sold on our website. With a definitive agreement having been signed with American Suzuki Motor Corporation in January 2001, we expect to generate added revenue from the Suzuki site. We anticipate entering into similar contracts with other manufacturers and financial institutions to assist them in remarketing their inventories of used vehicles; however, no such other contracts exist at this time. Our programs with Autobytel and other Internet new car retailers are currently under development and accordingly, we cannot estimate a start date for earning revenue from this or similar programs.

      Initially, revenues from Internet operations will not cover operating expenses, and we will operate at a cash flow deficit. We plan to finance this deficit from additional capital in the form of equity or debt or both raised in a private placement. In the event this capital is not raised, our Internet operations will be severely limited and meeting our existing overhead will be difficult. This limitation may adversely affect shareholder value.

      To address the above-mentioned needs, we have raised, through April 20, 2001, approximately $1,700,000 from a private placement of common stock and warrants. This offering is still in process. convertible preferred shares expected to close in full by February 28, 2001. In addition we are in discussion with investment bankers regarding an additional capital raise of up to $3,000,000 through the issuance of common shares.

      We are also attempting to raise up to an additional $10,000,000 in new capital. We estimate that the following funding will be needed:

o Approximately $5 million will be required to fund our e-commerce operations including our negative cash flow from operations. These funds will be used both to augment our current operations and to expand into new markets.



o     $2 million will be needed for marketing programs

o     $3 million for Internet development including capital expenditures.

      We cannot assure you that we will be able to raise this additional capital


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





   REGULATION
   S-K NUMBER      DOCUMENT

      10.2         Evelyn Felice loan documents (1)<F1>
      10.3         Mark Moldenhauer loan documents (1)<F1>
      10.4         Pinnacle Financial Corporation loan documents (1)<F1>
      10.5         Eastlane Trading Limited loan documents (1)<F1>
      10.6         Norwest Bank loan documents (1)<F1>
      10.7         Mike and Debbie Stuart loan documents (1)<F1>
      10.8         Purchase of Goodwill Agreement with JBS, LLC (1)<F1>
      10.9         Promissory Notes used for acquisition of Walden Remarketing Services, Inc.  (1)<F1>
      10.10        Consulting Agreement with Dennis E. Hecker dated April 20, 1999 (1)<F1>
      10.11        Non-Qualified Stock Option Agreement with Dennis E. Hecker dated April 20, 1999 (1)<F1>
      10.12        Sample "Work for Hire Agreement" (1)<F1>
      10.13        Agreement with Auction Finance Group, Inc. (1)<F1>
      10.14        Purchase  Agreement with Lloydminister  Enterprises Inc. and Kindersley  Holdings Inc. dated March
                   23, 2000 (2)<F2>
      10.15        Amended and Restated Secured Promissory Note dated March 31, 2000 to Mark Moldenhauer (3)<F3>
      10.16        Amended  and  Restated  Secured  Promissory  Note  dated  March  31,  2000 to  Pinnacle  Financial
                   Corporation (3)<F3>
      10.17        Loan Extension from Wells Fargo Business Credit, Inc. (3)<F3>
      10.18        Agreement with American Honda Finance (3)<F3>(4)<F4>
      10.19        Extension and Exchange Agreement with Pinnacle Financial Corporation dated December 29, 2000 (5)<F5>
       21          Subsidiaries of the registrant (3)<F3>
---------------

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

                                     AUTOTRADECENTER.COM INC.


Date: April 24, 2001                 By: /s/M.H. FEINSTEIN
                                         ---------------------------------------
                                         M.H. Feinstein, Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)