Form 10-K
period 2001-03-31
AUTOTRADECENTER COM INC
filed 2001-08-03
CIK 1085537

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2001 OR

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

       Registrant's telephone number, including area code: (480) 556-6701

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 23, 2001: $7,376,448

Number of shares of common stock outstanding as of March 31, 2001: 40,954,759

Documents incorporated by reference: None

                                     PART I

ITEM 1.     BUSINESS.

         Unless the context otherwise requires, the terms "we," "our," and "us," refers to AutoTradeCenter.com Inc.

GENERAL

         We assist automobile manufacturers, finance companies, financial institutions, lease and rental companies, and automobile dealers in marketing their inventories of used automobiles over the Internet. This is referred to as "remarketing" in the automotive industry. We have developed technology that enables businesses with used vehicles to post their inventories on a website, provide detailed information about each vehicle, and sell these vehicles to other dealers. We believe that our services provide businesses with an efficient and cost-effective used vehicle redistribution or remarketing system as an alternative to traditional auto auctions.

         Presently, all of our revenues are derived from developing and operating remarketing websites for businesses, such as American Honda Finance and American Suzuki Motor, for which we are paid listing fees and fees when a vehicle is bought or sold on the website. We are trying to market our services to other similar types of companies.

CORPORATE BACKGROUND

         We were organized as an Arizona corporation on July 10, 1997 under the name Auto Network USA, Inc., and commenced operations on September 22, 1997, at our facility in Scottsdale, Arizona. In December 1998, we changed our name to Auto Network Group, Inc. as a result of an agreement reached with an entity with a similar name. We again changed our name to AutoTradeCenter.com in April 1999 to more accurately reflect our Internet presence and our future direction of providing automotive remarketing services over the Internet.

         SUBSIDIARIES. Auto Network Group of New Mexico, Inc., a wholly owned subsidiary, was incorporated on May 18, 1998, and commenced operations on June 1, 1998. Upon the opening of our Auto Network Group of New Mexico office and warehouse facility, we were able to attract the necessary brokers and administrative personnel by issuing common stock and stock options in our company. We utilized this same process or methodology in opening other targeted markets, which, at the time, was part of our business plan and corporate strategy. Auto Network Group of New Mexico operated its business in a manner similar to certain other subsidiaries of its parent, AutoTradeCenter.com.

         On August 20, 1998, we acquired Pinnacle Dealer Services, Inc., an affiliated Arizona corporation by issuing 300,000 shares of common stock. Pinnacle Dealer Services promoted and administered alternative financing programs for dealers who purchased used cars from us.

         On January 7, 1999, we incorporated BusinessTradeCenter.com Inc. in Arizona to facilitate the wholesale buying and selling of vehicles between dealers on the Internet. Initially, we owned 55% of the common shares. BusinessTradeCenter.com has developed the technology and systems necessary to make our inventory, as well as the inventory of member dealers, available for purchase and sale on our Internet site. In March 2000, we acquired the remaining 45% minority interest of BusinessTradeCenter by issuing 5,000,000 shares of our common stock valued at $1.88 per share. As part of this transaction we repaid a $200,000 note that contained conversion rights to acquire a 30% (after conversion) interest in BusinessTradeCenter.com.

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

         On July 20, 1999, we acquired Auto Network Group Northwest, Inc., an Oregon corporation formed to establish operations in the northwestern part of the United States. It had no prior operating history. Auto Network Group Northwest operated in a manner similar to Auto Network Group of New Mexico, Inc.

         On March 1, 2000 we acquired NDSCo.com Inc., a provider of systems and applications technology for the automotive industry, by issuing to the former shareholders of NDSCo 1,100,000 shares of our common stock valued at $2.55 per share. NDSCo became a wholly-owned subsidiary of BusinessTradeCenter.com, Inc.

         Auto Group of San Antonio, Ltd. and Auto Network Group of Eastern Pa., Inc. became wholly-owned subsidiaries of our company on April 1, 2000. These entities did not have prior operations. They operated in a manner similar to our New Mexico and Oregon wholesale operations. In September 2000, we decided to close the Pennsylvania operation.

         On August 2, 2000, we formed a new wholly-owned subsidiary, Auto Network Group of Denver, Inc. This subsidiary was not funded primarily due to our growing emphasis on Internet operations.

         Effective December 29, 2000, we sold our interest in Auto Network Group of New Mexico, Inc., Auto Network Group Northwest, Inc., and Auto Group of San Antonio, Ltd.

         EQUITY FINANCING. In December 1997, we sold 1,002,500 shares of common stock, in a private placement, for gross proceeds of $25,062.50. In February 1998, we sold 6,750 shares of Series A preferred stock, in a private placement, for $675,000. From November 1998 to December 1998, we sold 47,000 shares of Series B preferred stock for gross proceeds of $470,000 in a private placement. In February 2000, we sold in a private placement 20,800 shares of Series C preferred stock and 31,200 shares of Series D preferred stock for gross proceeds of $5,200,000. From March 2001 through April 20, 2001, we have sold 6,612,018 shares of common stock and 3,306,009 warrants in a private placement for gross proceeds of $1,653,005.

INTERNET OPERATIONS

         On February 1, 1999, we introduced an Internet site:
AutoTradeCenter.com. Our wholly-owned subsidiary, BusinessTradeCenter.com, controls the legal rights to the Internet domain name, technology, systems, and programming required to operate this site. Upon introduction, access to this site was limited to registered members including automobile dealers, leasing companies, banks, and fleet or rental companies. It was our intent, at the time, to provide to members information on used vehicles offered for sale by us and by others. To encourage use of this site, initially we offered free membership. We planned to charge a membership fee at an undetermined future date. From inception, approximately 500 businesses have registered as members. Initially up to ten members posted cars on the Internet site. Our entire inventory also was listed on the Internet site. To date no revenue has been generated from the AutoTradeCenter.com web site. Our current business plan does not include generating revenue from this site. The start-up costs for the development of the site were not material, since the prior minority owner of BusinessTradeCenter.com contributed the technology for the site design for its ownership interest. Software relating to Internet dealer-to-dealer used car exchanges acquired from NDSCo.com, as part of the purchase price of that company, was written off as impaired in our fiscal year ended March 31, 2001.

         The development of our website and our acquisition of Walden Remarketing Services led to the execution of a Motor Vehicle Remarketing Agreement with American Honda Finance Corporation in February 2000. The agreement gave us the exclusive contract to remarket, over the Internet for two years, all of the vehicles returned to Honda after termination of a lease. Access to the website is restricted to users approved by Honda. As of June 15, 2000, the Honda Web site was operational with all Honda and Acura dealers throughout the United States. We amended our agreement with American Honda Finance on February 12, 2001. Among other things, the amendment extends our contract to remarket Honda and Acura vehicles through January 31, 2004, and increases the fees we can earn for each vehicles marketed on the website.

         We developed a pilot program for Suzuki, similar to the program utilized for Honda, in September 2000. We signed a definitive agreement with Suzuki in January 2001, and initiated sales of Suzuki vehicles over the Internet in May 2001. BusinessTradeCenter is responsible for the technology used in our contracts with American Honda Finance Corporation and American Suzuki Motor Corporation, in addition to the on-going responsibility of maintaining the system.

         On March 1, 2000, we acquired NDSCo.com Inc., a provider of technology for the automotive industry. We believe that certain of the applications and technology obtained by this acquisition complements the technology that we have previously acquired or developed. The rights to this technology, processes and applications became the property of BusinessTradeCenter.com. The functionality of certain of the systems acquired through the NDSCo.com acquisition is similar to the technology previously developed by BusinessTradeCenter. However, we believe that the NDSCo.com systems offer more flexibility and capability of being adapted for use by multiple clients. We believe that this technology allows us to add more clients, such as American Suzuki, without having to effect major changes to what we have already developed for existing clients.

         By combining the BusinessTradeCenter and NDSCo.com technologies, we have created the next generation of AutoTradeCenter technology called ATCADVANTAGE, to better service current clients such as American Honda Finance Corporation and American Suzuki Motor Corporation, as well as prospective clients. These prospective clients most likely will be automobile manufacturers, finance companies, financial institutions, lease and rental companies, and automobile dealers with an inventory of used vehicles to sell. We launched ATCADVANTAGE in February 2001 with the Honda website. Both the Honda and Suzuki websites utilize the ATCADVANTAGE platform, as will other clients when or if obtained.

         The ATCADVANTAGE web site offers, among other things, the following services and features:

    o INVENTORY LISTING - A consignor can post inventory for sale. The listing can include a complete description of each vehicle, including make, model, trim, accessories, mileage, and the wholesale price. Uploaded digital images and condition reports are also associated with the vehicles for viewing.

    o COMMUNITY - Consignors can set up a private, branded site for the purpose of providing an information center for their buying dealers. This area on the site facilitates dealer buying histories, remarketing activities calendar, transportation links, newsletter and other static links. Consignors can advertise here, through the use of banner ads, and other tools to market information to prospective buyers.

    o CARGROUPS -Consignor vehicles are organized into groups that follow the same business rules, or behaviors. This technology allows differing vehicle bodies to be searched, and viewed side by side by with vehicles from other CarGroups. Consignors can make all their portfolios available for sale to any, or all-prospective buyers through the use of one or more CarGroups.

    o CLIENT INVENTORY MANAGEMENT TOOLSET - Live performance reports, auction routing and individual vehicle tracking are available to the consignors providing a comprehensive view of their portfolios activity including sales and logistical data.

    o CONDITION REPORT UPLOAD STANDARDS - Reduces integration costs as vendors are introduced into the environment. The Standard is intended to make it easier for buying dealers to interpret vehicle inspection results.

    o CLICK SUPPORT FOR DEALERS - Utilizes push technology to take customer service levels to a new higher standard. The application of push technology, with advanced lead and follow characteristics, links directly with a CRM system, to unify dealer phone, fax, browsing and email activities.

         We intend to charge new clients for services provided on our ATCADVANTAGE site a per vehicle listing fee and a transaction fee for each vehicle sold on the website. We also intend to charge fees for extra services such as providing a call center, generating reports and analyzing data collected through the website, and to pass certain custom programming costs on to clients.

         Since we have been unable to generate revenue from posting and selling vehicles on the AutoTradeCenter.com site as a result of, among other things, obstacles relating to the dealer-to-dealer exchanges of used vehicles over the Internet, we decided to change the functionality of our AutoTradeCenter.com web site as follows:
    o    No automobiles are posted on the site.
    o    We are redirecting dealers to the ATCADVANTAGE site.

We are using the AutoTradeCenter.com site to provide information about our company, such as financial statements, press releases, personnel information, etc.

         BusinessTradeCenter is also responsible for the development and maintenance of our Internet application utilizing our website WWW.TRADEINCARSONLINE.COM. This website, introduced in December 1999, was designed to facilitate the Internet car buying process by providing a firm bid on trade-ins. Consumers can obtain a bid from us on their used car that they are trading in when purchasing a new vehicle from one of the on-line new car sale or referral programs. As of July 16, 2001, we have not purchased a vehicle through this website and we are unable to predict when or if we will earn any revenues from this or any other website.

LAND-BASED OPERATIONS

         We began operations as a licensed wholesale automobile dealer engaged in the wholesale used car business. The wholesale used car business involves the buying of a used vehicle from a licensed automobile dealer and selling that vehicle to another licensed automobile dealer. Automobile dealers are licensed through the laws of each state where they conduct business and include the following types of entities:

    o    Franchised dealers
    o    Independent dealers
    o    Finance companies
    o    Lease companies
    o    Car rental companies

         The distribution process of used automobiles takes place on local and national levels as car demand and supply fluctuates within and between local and national markets. Currently, the auto auctions located primarily in major urban areas across the country fill this re-distribution process. We, and other wholesale companies similar to us, satisfy only a small portion of the used car re-distribution process. The typical profile of other wholesale companies, commonly referred to as independent wholesale brokers, are either individuals or small groups of up to five individuals that buy and sell automobiles as described above. Our land-based operations competed with both the auto auctions and the independent wholesale brokers. Our land-based operations focused their efforts on the buying and selling late model luxury automobiles. The average vehicle sale was approximately $15,000.

         Our land-based operations contracted with salesmen, referred to as brokers, to buy and sell used vehicles. Each broker entered into a non-exclusive contract with the local operation that authorized the broker to act as the operation's agent in the buying and selling of used vehicles under the company name. Each operation used corporate funds to purchase the vehicle and in turn all monies received upon the sale of the used vehicle were deposited into the corporate bank account. Even though the broker had the authority to buy used vehicles, each operation contractually limited the amount of inventory that each broker could have on hand or unsold at any given point in time. Each broker had the responsibility to sell the used cars he or she has purchased. The average length of time a used vehicle was in inventory was 15 days.

         As of February 28, 2001, we discontinued all land-based operations.

AUTOTRADECENTER REMARKETING SERVICES (FORMERLY WALDEN REMARKETING SERVICES)

         AutoTradeCenter Remarketing assists the finance subsidiaries of manufacturers, banks or other finance companies, and car rental companies in remarketing used vehicles that are returned upon the expiration of a lease term or other contractual arrangement. AutoTradeCenter Remarketing currently is providing certain of these services for American Honda Finance Corporation and American Suzuki Motor Corporation utilizing the Internet technology provided by BusinessTradeCenter.com.

         In the mid 90's, creative lease programs appeared and thousands of returned vehicles started to appear at auto auctions after termination of a lease. Currently, we believe that lessees purchase only 25% of these vehicles at termination of the lease. In addition, dealer purchases of these vehicles have not met industry expectations. Therefore, lessors have not been able to maximize the residual prices for these vehicles, resulting in certain cases in severe losses on lease portfolios. Remarketing programs were developed to address this resale need.

FINANCE PROGRAMS - PINNACLE DEALER SERVICES

         We acquired Pinnacle Dealer Services to promote and administer alternative third party finance programs for dealers who purchase used cars from us. Making financing available to dealers had the effect of increasing sales and cash flow without exposing us to any financing risks. These dealers, who were independent of our company, were obligated to the third party for any financing extended to them. The third party had the risk of making the loans. This type of arrangement is no longer needed in light of the disposition of our land-based operations.

CUSTOMERS

         Our e-commerce Internet automotive solutions and initiatives provides us with the opportunity to serve the large suppliers of used automobiles such as finance companies, lease companies and car rental companies. These customers are also considered to be automobile dealers; however, they only supply the industry with used vehicles, they are not purchasers of used automobiles.

         For the fiscal year ended March 31, 2001, substantially all of our revenues from continuing operations were generated from our contract with American Honda Finance.

SEASONALITY OF BUSINESS

         The sale of used automobiles is a year-round process. However, generally sales slow down during the fourth quarter of the calendar year due to the introduction of new models and the holiday season. Business generally picks up in January. Similarly there are fewer vehicles returned after the termination of a lease in the fourth quarter of the calendar year. This is followed by a return to higher volumes in the first and second calendar quarters, followed by a further increase in vehicles being returned after lease terminations during the summer months.

WORKING CAPITAL PRACTICES

         We financed our inventory needs for our land-based operations through private sources of capital and proceeds from the sale of used cars. In addition, we utilized a $3,000,000 line of credit with Wells Fargo Business Credit, Inc. This line of credit has been paid in full as it was no longer needed due to the disposition of our land-based operations. Currently we are meeting our working capital needs through private placement sale of equity or debt securities and loans from related parties.

COMPETITION

         We compete with other Internet-based entities that maintain commercial Web sites for the wholesale remarketing of vehicles on the Internet including Autodaq.com Inc., Manheim Interactive, Fleet Lease Disposal, Inc., The Cobalt Group and GMAC's Smart auction. We also compete with various financial institutions who remarket their own off-lease vehicles. We believe that we compete for customers, which are entities with inventories of off-lease or program vehicles to sell, primarily on the basis of:

    o    The cost of using our services as opposed to the services of others;
    o The experience and expertise of our personnel in Internet technology and the automobile remarketing/retail sales industries;
    o    Our call center which is staffed 24 hours a day, 7 days a week;
    o    Whether the needs of these entities are being addressed adequately; and
    o The quality of service to be rendered to all users of the Web site - primarily the seller and the buyer.

         We currently assess our competition as follows:

    o AUTODAQ.COM INC. - We believe that we compete directly against Autodaq.com Inc., an entity that currently provides an Internet Web site that competes with our Internet initiatives. These initiatives are directed to the acquisition and redistribution of vehicles returned to finance companies after termination of a lease. Because Autodaq.com is privately held there is little public knowledge about this company, its financial strength or its business model. We consider Autodaq.com to be a major competitor. Based upon the reaction from prospective customers to our most recent proposals, we believe that we compete favorably with Autodaq.com.
    o MANHEIM INTERACTIVE - Manheim Interactive is an Internet-based subsidiary of Manheim Auctions, which is the largest automobile auction company in the United States. Until recently Manheim Interactive had limited its presence only to vehicles grounded at Manheim auctions. However, we believe that Manheim intends to expand its Internet presence to include other vehicles. Manheim is far better capitalized than we, as it is owned by Cox Enterprises, a subsidiary of Cox Communications.
    o FLEET LEASE DISPOSAL, INC. - Fleet Lease Disposal is a privately-held Florida-based corporation that competes against us for large financial institution clients. It appears to have a management team with a significant amount of experience both in automobile sales and Internet technology. Its Veretack program offers vehicle remarketing services, lease disposal/termination solutions, title services, or personalized customer programs. It recently introduced new, web-based, Internet technology to expedite the process of remarketing off-lease and fleet vehicles for manufacturers, banks and other financial institutions.
    o THE COBALT GROUP - Cobalt is a public company. It also is better capitalized than our company. Currently The Cobalt Group is a leading provider of e-business products and services to the automotive industry. Nearly half of the nation's auto dealers use Cobalt's technology, including 8,500 Web services clients. Its e-business products and services are endorsed by 15 automotive manufacturers and more than 50 of the 100 largest dealer groups in the United States. Cobalt is the only e-business provider endorsed by the National Automobile Dealers Association. In the event Cobalt decides to enter the remarketing business, it can become a formidable competitor.
    o GMAC - Although the GMAC web site has been limited to General Motors' vehicles, an expansion of this site to other manufacturers and financial institution also could provide substantial competition.

GOVERNMENT REGULATION

         Compliance with government regulations does not impose a significant impact on our Internet operations.

EMPLOYEES AND BROKERS

         As of July 16, 2001, we had 22 full-time employees and no part-time employees. Employment levels remain relatively high as we anticipate future growth. We depend upon a limited number of key management and technical personnel. As we continue to mature, grow and diversify, our need for highly skilled professionals increases. Our continued success will depend in large part upon our ability to retain and attract managerial and technical personnel with significant experience in finance, technology and computers, marketing, and sales who have significant automobile industry experience. None of our employees is represented by labor organizations; we have never had a work stoppage or slowdown as a result of labor issues; and we have excellent relations with our employees. Management believes that the adoption of our stock plans, along with other company benefits, will enhance employees' interest in remaining with us. In the future, management is planning to add further incentives to attract and retain high quality personnel.


ITEM 2.     PROPERTIES.

         We lease, from an unrelated third party, approximately 6,000 square feet of office space in Scottsdale, Arizona, to house our Internet operations. The lease expires February 28, 2002. The 13,500 square feet administrative and warehouse facility, also in Scottsdale, Arizona, that formerly housed our land-based and warehouse facilities, is leased from an unrelated third party under an operating lease expiring September 30, 2002. This facility is subleased to two unrelated parties. Monthly rentals received by us under the sublease are approximately equal to our rental payments. In addition, we are obligated to pay annual net rentals of $33,497 for a facility in Denver, Colorado. We are attempting to sublease the Denver facility; however, in the event we are not successful in subleasing this property, we have established adequate reserves in our financial statements to offset all such lease costs.

         Facilities for our land-based operations were leased by the respective subsidiaries. Accordingly, we have no ongoing obligations for those leases.


ITEM 3.     LEGAL PROCEEDINGS.

         We and certain of our subsidiaries have been named as defendants in various claims, complaints and other legal actions arising in the normal course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect upon our financial condition, results of operations or cash flows. See "Forward-Looking Statements" below.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.

         Our common stock traded over-the-counter on the OTC Bulletin Board from January 29, 1998 to August 2, 1999, and since November 8, 1999. From August 3, 1999 to November 5, 1999, our common stock traded on the "pink sheets". The following table sets forth the range of high and low bid quotations for each fiscal quarter since the stock began trading. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

         Fiscal Quarter Ending           High Bid       Low Bid

         March 31, 1998................  $ 1.1250       $ 0.0250
         June 30, 1998.................  $ 1.1250       $ 0.7500
         September 30, 1998............  $ 1.0625       $ 0.1875
         December 31, 1998.............  $ 1.6875       $ 0.5000
         March 31, 1999................  $ 7.7500       $ 1.5625
         June 30, 1999.................  $ 3.7500       $ 1.8750
         September 30, 1999............  $ 2.1250       $ 0.6250
         December 31, 1999.............  $ 2.0000       $ 0.6250
         March 31, 2000................  $ 7.6250       $ 1.5000
         June 30, 2000.................  $ 3.2500       $ 1.1000
         September 30, 2000............  $ 2.6250       $ 0.9375
         December 31, 2000.............  $ 2.3750       $ 0.3125
         March 31, 2001................  $ 1.2344       $ 0.2969

         On July 23, 2001, the closing price for the common stock was $0.19. The number of record holders of common stock as of May 4, 2001 was 112 according to our transfer agent.

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

ITEM 6.     SELECTED FINANCIAL DATA.

         The balance sheet and income statement data shown below were derived from our audited financial statements. We have restated our financial statements due to our disposition of our land-based operations, which represents the disposal of a business segment. You should read this data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as our financial statements and notes thereto, included elsewhere in this report.

BALANCE SHEET DATA:
                                                   MARCH 31,           MARCH 31,         MARCH 31,        MARCH 31,
                                                     2001                2000              1999             1998
                                                                    (RECLASSIFIED)    (RECLASSIFIED)   (RECLASSIFIED)

Current assets                                   $    628,595       $  5,489,176      $   401,628         $     --
Total assets                                     $ 10,267,582       $ 20,102,747      $ 4,790,817         $743,333
Current liabilities                              $    446,039       $  1,118,542      $ 1,343,936         $     --
Long-term liabilities                            $    538,807       $    528,807      $   535,817         $  3,465
Stockholders' equity                             $  9,282,736       $ 18,455,398      $ 2,911,064         $739,868
Working capital (deficiency)                     $    182,556       $  4,370,634      $  (942,308)        $     --


INCOME STATEMENT DATA:
                                                                                                       JULY 10, 1997
                                                                                                        (INCEPTION)
                                                   YEAR ENDED         YEAR ENDED        YEAR ENDED        THROUGH
                                                 MARCH 31, 2001     MARCH 31, 2000    MARCH 31, 1999   MARCH 31, 1998
                                                                    (RECLASSIFIED)    (RECLASSIFIED)   (RECLASSIFIED)
Net sales                                        $    891,423       $    291,587      $       --          $     --
Net loss from continuing operations              $ (9,060,369)      $   (946,202)     $  (276,671)        $     --
Income (loss) from discontinued operations       $ (2,663,285)      $ (1,697,585)     $   448,491         $ 15,899
Net income (loss) before taxes                   $(11,723,654)      $ (2,643,787)     $   171,820         $ 15,899
Net income (loss)                                $(11,723,654)      $ (2,587,753)     $   115,241         $ 12,384
Basic earnings (loss) per share
    Continuing operations                        $      (0.28)      $      (0.04)     $     (0.02)        $     --
    Discontinued operations                      $      (0.08       $      (0.08)     $      0.03         $     --
Diluted earnings (loss) per share
    Continuing operations                        $      (0.28)      $      (0.04)     $     (0.01)        $     --
    Discontinued operations                      $      (0.08       $      (0.08)     $      0.02         $     --


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in the forward-looking statements. All period references are from September 22, 1997, commencement of operations, through March 31, 1998 and the years ended March 31, 1999, 2000, and 2001.

GENERAL

         The presentation includes a discussion of us with our wholly owned subsidiaries, NDSCo.com, Inc., AutoTradeCenter Remarketing Services, Inc. formerly Walden Remarketing Services, Inc., and BusinessTradeCenter.com Inc., as well as subsidiaries in which we formerly carried out our land-based operations. These subsidiaries are Auto Network Group of Arizona, Inc., Auto Network Group of New Mexico, Inc., Auto Network Group Northwest, Inc., Auto Network Group of Eastern Pa., Inc., Auto Group of San Antonio Ltd., Auto Network Group of Denver Inc., and Pinnacle Dealer Services, Inc.

         As of December 29, 2000, we sold our interest in our land-based operations in Albuquerque, New Mexico; San Antonio, Texas; and Bend, Oregon to Automotive Disposition Management Services, Inc., an affiliated Arizona corporation, in exchange for a 16% interest in Automotive Disposition. Automotive Disposition is a private company owned by Jules Gollins, the manager of the New Mexico land-based operation, and by Mark Moldenhauer, one of our founders, a principal shareholder, and former officer and director. We disposed of our land-based operations in Scottsdale, Arizona, as of February 28, 2001, thereby discontinuing all land-based operations and allowing us to focus on providing automotive remarketing services via the Internet.

         As a result of the disposition of our land-based operations, as further described in the following paragraphs, the trend information should be carefully read and evaluated. See "Anticipated Trends and Plan of Operations" beginning at page 17.

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

         In January 1999, we announced the development of our Internet site WWW.AUTOTRADECENTER.COM. No revenues have been generated from the operations of this site, which is now used for informational purposes only. However, effective February 1, 2000, a new web site developed for American Honda Finance Corporation, powered by our technology, began generating revenue. We generated $291,587 of revenue in the year ended March 31, 2000 from remarketing activities that were not related either to our Internet remarketing business or our land-based operations. See the discussion about Walden Remarketing on page 13. Our existing remarketing agreement with Honda Finance Corporation gives us an exclusive contract to remarket, over the Internet through January 31, 2004, all of the vehicles returned to Honda and Acura after termination of a lease. These are referred to in the industry as "off-lease" vehicles. The Honda web site, www.hfcarsales.com, became operational in all Honda and Acura dealerships by June 15, 2000 upon completion of a phase in period beginning April 2000. We developed a pilot program for Suzuki, similar to the program developed for Honda, utilizing our Internet technology systems and procedures to remarket their program vehicles to dealers. The Suzuki pilot program began in September 2000 (www.suzukiproline.com) and we signed an agreement with Suzuki in January 2001 to remarket their program cars over the Internet for a one-year period. In April of 2001, we entered into an agreement to remarket off-lease Volvo vehicles with Volvo Finance North America for 15 months, commencing April 30, 2001. We anticipate the Volvo Finance web site, www.volvoride.com, will be completed by August 15, 2001.

         Due to the discontinuance of our land-based operations, we now focus all of our efforts on remarketing vehicles over the Internet.

RESULTS OF OPERATIONS

         Our financial statements since our inception in 1997 reflect Internet operations as continuing operations and land-based operations as discontinued operations, even though we did not generate any revenue from our Internet remarketing operations until April 2000. On November 30, 2000, our management and Board of Directors decided to discontinue all of our land-based operations. We believe that our best opportunity to maximize profitability and shareholder value is to concentrate all of our efforts on remarketing used vehicles utilizing the Internet as the backbone of our operations. We sold our land-based subsidiaries in New Mexico, Oregon, and Texas on December 29, 2000, and closed our operations in Pennsylvania and Colorado by the end of the year. We began to down size our Scottsdale, Arizona operations in December 2000, and transferred these operations to certain of the independent-contractor brokers who formerly purchased and sold vehicles for us primarily in Scottsdale, Arizona, effective February 28, 2001.

         The following schedule shows the computation of the loss resulting from discontinuing our land-based operations:

        Loss from sale of Albuquerque, Bend, and San Antonio operations:

                    Carrying value                                            $1,596,933
                    Sales price                                                1,200,000
                                                                              ----------
                          Loss                                                   396,933
                    Unamortized goodwill                                         351,542
                                                                              ----------
                    Total loss                                                                      $  748,475

        Loss from transfer and closing of Scottsdale operation:

                    Sale of equipment                                             17,793
                    Inventory losses due to sale                                 425,693
                    Uncollectible brokers accounts                               593,635
                    Costs of closing operations                                  226,461
                    Accrued future costs of closing operations                    50,000
                                                                                                     1,313,582
        Loss from closing Pennsylvania                                                                 277,388
                                                                                                    ----------
        Total loss from discontinuing land-based segment                                            $2,339,445
                                                                                                    ==========

         The following statement of operations for the land-based operations reflects the details of these operations for the periods herein presented:

RESULTS OF OPERATIONS OF DISCONTINUED LAND-BASED OPERATIONS:

                                                                            FOR THE YEAR ENDED
                                                           3/31/01*              3/31/00               3/31/99
Net sales                                               $ 123,171,010         $ 131,569,705          $ 97,665,410
Cost of sales                                             117,257,094           125,770,135            93,388,836
                                                        --------------        --------------         -------------
   Gross profit                                             5,913,916             5,799,570             4,276,574
                                                        --------------        --------------         -------------

Operating expenses
   Selling                                                  4,376,272             3,843,922             2,772,192
   General and administrative                               1,199,064             1,783,874               679,383
   Bad debt expenses                                           75,000             1,045,970                90,055
   Depreciation and amortization                               36,165                38,428                 3,816
                                                        --------------        --------------         -------------
      Total operating expenses                              5,686,501             6,712,194             3,545,446
                                                        --------------        --------------         -------------

Income (loss) from operations                                 227,415              (912,624)              731,128
                                                        --------------        --------------         -------------

Other income (expense):
   Miscellaneous                                              139,599               102,133                70,686
   Interest expense                                          (690,853)             (887,094)             (353,323)
                                                        --------------        --------------         -------------
      Total other income (expense) - net                     (551,254)             (784,961)             (282,637)
                                                        --------------        --------------         -------------

Net income (loss) before income taxes                   $    (323,839 )       $  (1,697,585)         $    448,491
                                                        ==============        ==============         =============


* Through 12/31/00 - date of discontinuance

         Net losses from continuing operations were $9,060,369 ($0.28 per share), $946,202 ($0.04 per share), and $276,671 ($0.02 per share) for the fiscal years ended March 31, 2001, 2000, and 1999, respectively.

         Total net losses (including discontinued operations) were $11,723,654 ($0.36 per share) and $2,587,753 ($0.12 per share) for the fiscal years ended March 31, 2001 and 2000. We had net income of $115,241 ($0.01 per share) for the year ended March 31, 1999.

         Net sales from continuing operations were $891,423, $291,587, and nil for our fiscal years ended March 31, 2001, 2000, and 1999, respectively. Substantially all revenue for the year ended March 31, 2001 was earned from remarketing 22,173 Honda and Acura vehicles under our contract with American Honda Finance Corporation. For the fiscal year ended March 31, 2000, all revenue was earned during the first part of the year by AutoTradeCenter Remarketing Services Inc. from contracts entered into by Walden Remarketing Services prior to our acquisition of that company. These contracts were with American Honda Finance and others. The revenue derived from these contracts resulted from services provided by us to encourage dealers to attend and purchase off-lease and other vehicles at auctions. None of this revenue resulted from Internet activities, and it ceased upon expiration of the contracts in July and August of 1999.

         Operating expenses from continuing operations were $9,849,903, $1,174,333, and $213,215 for the fiscal years ended March 31, 2001, 2000, and 1999, respectively. The increase in general and administrative expenses in the fiscal year ended March 31, 2001, as compared to our fiscal year ended March 31, 2000, primarily resulted from the expansion of our Internet operations to remarket off-lease and program vehicles. Included in expenses related to our new business plan are $342,089 for hosting and maintaining our Honda and Suzuki web sites and expenses to maintain a call center to serve all Honda, Acura, and Suzuki dealers 24 hours a day, 7 days per week. Sales and marketing expenses including salary, travel, and other website sales promotion totaled $730,883. Operating expenses for the year included all of our corporate overhead costs. During the fiscal year ended March 31, 2001, we expensed legal, accounting, and professional fees of $579,155, outside consulting fees including directors fees and other costs related to public relations of $473,788, rent expenses of $187,431, and general and administrative costs of $385,083. The increase in these costs, in addition to our expanded Internet operations, also can be attributed, in part, to expenses associated with our registration process, costs associated with our capital raising efforts, enhancements of our accounting and management information systems, and costs associated with the hiring and training of personnel.

         For the fiscal year ended March 31, 2000, operating expenses included all direct costs and salaries related to continuing operations plus an allocation of executive salary and administrative costs from our land-based operations.

         While there were no revenues generated in fiscal 1999, we had operating expenses of $213,215. Operating expenses for 1999 included certain allocations of corporate overhead and interest expense from our land-based operations.

         Depreciation primarily is capitalized software costs resulting from the acquisitions of minority interest in BusinessTradeCenter.com and the acquisition of NDSCo.com, as well as from computers and equipment required to run our Internet sites and office furniture and equipment. Depreciation and amortization related to continuing operations increased to $3,836,788 for the fiscal year ended March 31, 2001, as compared to $319,800 and $24,042 for the fiscal years ended March 31, 2000 and 1999, respectively. Included in depreciation and amortization for the fiscal year ended March 31, 2001 are $3,265,247 for depreciation of software acquired when we purchased the minority interest in BusinessTradeCenter.com and amortization of $198,538 of goodwill resulting from our acquisition (during our fiscal year ended March 31, 2000) of Walden Remarketing. The balance of depreciation expense resulted from depreciation of our furniture, fixtures, and computer hardware.

         We also recorded a charge for the loss on disposal of impaired software of $2,261,486. This software was acquired from NDSCo.com as part of the purchase price when we acquired NDSCo on March 31, 2000. This software that assists in dealer-to-dealer Internet exchanges of used vehicles does not fit in our current business plan of remarketing off-lease and program cars. Since we cannot determine when or if we will use the software, we are unable to assess its value and accordingly consider it impaired.

         During the fiscal year ended March 31, 2000, depreciation and amortization charges of $319,800 included amortization of $198,538 for goodwill relating to our acquisition of Walden Remarketing, in addition to depreciation of furniture, fixtures, and computer hardware. For our fiscal year ended March 31, 1999, depreciation of furniture, fixtures, and computer hardware totaled $24,042.

         Interest expense for the fiscal years ended March 31, 2001, 2000, and 1999 of $106,888, $63,456, and $63,456, respectively, was from interest charges on related party debt allocated to continuing operations. The balance of interest expense from related party debt was included in the results of our discontinued operations.

FLUCTUATIONS IN OPERATING RESULTS

         We have had limited experience to determine if our operations will be subjected to major fluctuations or trends. Historically, the used car market has remained relatively stable as an industry. Industry projections over the next few years indicate there will be an upward trend in used car sales. Vehicles coming off-lease during the next three years are predicted to remain relatively constant as are the availability of program cars. However, there can be no assurance that our sales will parallel industry projections or that industry projections will materialize.

FINANCIAL CONDITION

         ASSETS. As a result of our decision to discontinue our land-based operations, our total assets decreased to $10,267,582 at March 31, 2001, from $20,102,747 at March 31, 2000. This decrease primarily results from the substantial completion of the sale of assets formerly used in our land-based operations (as is reflected in the following schedule) and our use of cash in funding operations. Total assets also declined due to non-cash depreciation and amortization of our software, furniture and equipment, and goodwill, and the write-off of impaired software.

         The following table reflects the detail of our net assets from discontinued operations:

AUTOTRADECENTER.COM INC.
SCHEDULE OF NET ASSETS FROM DISCONTINUED OPERATIONS

                                                                             March 31, 2001         March 31, 2000
Assets

Accounts receivable - trade, net                                           $60,659          $ 5,743,845
Accounts receivable - employees and brokers, net                                --              332,122
Inventory                                                                   28,000            4,648,492
Goodwill and property and equipment                                             --              316,311
                                                                           -------          -----------
      Total Assets                                                          88,659           11,040,770
                                                                           =======          ===========

Liabilities

Accounts payable - trade                                                    66,847            4,401,858
Notes payable - related party and other                                         --            5,376,821
Accrued liabilities                                                             --              238,925
                                                                           -------          -----------
                                                                            66,847           10,017,604
                                                                           -------          -----------

Net Assets from Discontinued Operations                                    $21,812          $ 1,023,166
                                                                           =======          ===========

         Total assets were $20,102,747 at March 31, 2000, an increase of $15,311,930 from total assets of $4,790,817 at March 31, 1999. A substantial amount of this increase is reflected in net software that increased from $5,442 at March 31, 1999 to $12,013,608 at March 31, 2000. The increase is due to our acquisitions of other entities for shares of our common stock and other consideration described below. Other increases in assets included an increase in cash of $4,057,986 from the proceeds of the sale in a private placement of our Series C and Series D convertible preferred stock, an increase in the carrying value of net assets for discontinued operations, and purchases of property and equipment.

    o    NATIONAL DEALER SERVICES CO. ("NDSCO")

         On March 1, 2000, we acquired NDSCo by issuing to its shareholders a total of 1,100,000 restricted shares of common stock, valued at $2.55 per share, in exchange for the outstanding NDSCo shares. Of the purchase price, $2,039,123 was allocated to the cost of software. During the fiscal year ended March 31, 2001, this entire undepreciated cost was charged to expense as a loss on impaired software as we no longer could determine its fair value, if any.

    o AUTOTRADECENTER REMARKETING SERVICES & WALDEN REMARKETING SERVICES, INC. ("WALDEN REMARKETING")

         On March 31, 1999, we acquired Walden Remarketing by issuing to its shareholders a total of 2,050,000 restricted shares of common stock, cash of $125,000, and a promissory note in the principal amount of $425,000. We valued the common stock at its estimated fair market value of $0.71 per share for a total of $1,450,000. The promissory note accrued interest at the rate of 12% per annum and required us to make 18 equal monthly payments of principal and interest beginning May 1, 1999. At December 31, 1999, we converted the remaining principal balance of the note ($314,475) into 314,475 shares of common stock. The excess of the purchase price over the fair value of the net assets acquired (goodwill) was $1,985,383 and is being amortized on a straight-line basis over 10 years.

    o    BUSINESS TRADECENTER.COM INC. ("BTC")

         On January 7, 1999, we incorporated BTC in Arizona to facilitate the buying and selling of vehicles at wholesale between dealers on the Internet. BTC has developed the technology and systems necessary to make our inventory, as well as the inventory of member dealers, available for purchase and sale on our Internet site. On March 23, 2000, we acquired the remaining 45% minority interest of BTC by issuing 5,000,000 shares of common stock, valued at $1.88 per share, which represented management's estimate of the fair market value of the common stock on that date, and paying off a convertible $200,000 note. Of the purchase price, $9,374,550 was considered the value of the BTC software, certain of which was being completed pursuant to our contract to provide Internet marketing of American Honda Finance Corporation's off-lease vehicles. The carrying value of this software is being depreciated over 36 months.

         LIABILITIES. Current liabilities at March 31, 2001 decreased to $446,039 from $1,118,542 at March 31, 2000, primarily due to the repayment of our revolving note payable to Wells Fargo Business Credit in February 2001. Long-term debt due to related parties was $538,307 at March 31, 2001, as compared to $528,807 due to the same parties at March 31, 2000 and March 31, 1999. Our long-term debt is due April 1, 2002.

         STOCKHOLDERS' EQUITY. Stockholders' equity decreased from $18,455,398 at March 31, 2000, to $9,282,736 at March 31, 2001. The decrease primarily resulted from our net loss for the fiscal year ended March 31, 2001 of $11,723,654 offset by: $1,452,487 of proceeds from private placement of common shares in March 2001, cash received from the exercise of stock options of $498,550, common stock issued for services of $299,955, and the conversion of a note payable of $300,000 into common shares. Stockholders' equity increased from $2,911,064 at March 31, 1999 to $18,455,398 at March 31, 2000. The increase is attributable to: $4,766,341 of net proceeds from the sale in a private placement of our Series C and series D preferred shares; $9,375,000 from the issuance of common shares to acquire the minority interest in a subsidiary (BTC); $2,801,590 from the issuance of common shares to acquire a wholly owned subsidiary (NDSCo.); $250,000 of net proceeds from the sale of common stock as a result of exercise of options and warrants; the issuance of common stock valued at $193,401 in connection with the acquisition of our Northwest subsidiary; $80,000 in common shares issued for software development; $314,475 relating to a conversion of debt to equity; and $351,280 for the fair value of stock options granted. These increases were offset by our net loss for the year of $2,587,753.

         During February 2000 we issued 20,800 shares of Series C preferred stock ("Series C") for $2,080,000. Each share of Series C preferred stock is convertible, at the option of the holder, at any time, into 80 shares of Common Stock of the Corporation, which is based on the initial conversion price of $1.25. We assigned an intrinsic value of $1,697,280 to this conversion feature. As a result, a constructive dividend in this amount was charged to retained earnings with a corresponding increase in common stock. Each share of Series C preferred stock is entitled to a $100 liquidation preference over common stockholders. The Series C preferred stock is non-voting. We have the right and option upon notice to the holders of the Series C preferred stock to call, redeem, and acquire any or all of the shares of Series C preferred stock at a price equal to $110.00 per share, at any time to the extent such shares have not previously converted to common stock pursuant to the terms described above; provided, however, that the holders of the Series C preferred stock shall, in any event, have the right during the 30-day period immediately following the date of the Notice of Redemption, which shall fix the date for redemption, to convert their shares of Series C preferred stock.

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

         In accordance with the terms of the Series C and D preferred stock, the Company was deemed to issue an additional 2% (416 shares of Series C and 624 shares of Series D) to the shareholders. As the additional shares were considered to be a cost of issuance, their cost was capitalized to the related equity account. The conversion price for the Series C preferred stock was subsequently reduced to $0.75.

         During our fiscal year ended March 31, 2001, holders of $981,708 and $1,632,508 of our Series C and D preferred stock (9,682 and 16,664 shares, respectively) elected to convert such shares to 3,352,663 common shares based on the formulae contained in the terms of the preferred shares. On May 17, 2000, we filed a registration statement to register the resale of the common shares issued or to be issued upon conversion of the Series C and Series D preferred stock. That registration is still in process.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital (current assets minus current liabilities) was $182,556 at March 31, 2001, as compared to working capital at March 31, 2000 of $4,370,634. The decrease of $4,188,078 substantially is due to the decrease in cash of $4,146,670 and the decrease in assets from discontinued operations offset by the increases in receivables and the repayment of our revolving line of credit with Wells Fargo.

         We used cash of $4,371,599 in our operating activities for the fiscal year ended March 31, 2001, the major components of which were our net losses for the period from continuing operations of $9,060,369, discontinued operations of $323,839, and discontinuance of land-based operations of $2,339,445. Cash primarily was provided by the non-cash charges for depreciation and amortization of $3,836,788, plus the non-cash loss on disposal of impaired assets of $2,261,486. An additional non-cash expense related to the issuance of stock and options for services valued at $299,955. Other accounts affecting our cash balances included cash received from liquidation of assets of discontinued operations of $1,001,354, an additional short-term loan from a related party, and increases in accounts payable and accrued liabilities offset by an increase in accounts receivable.

         For the fiscal year ended March 31, 2000, net cash used in operating activities was $742,328. The major component contributing to the cash used in operations for the fiscal year ended March 31, 2000 were our net losses for the period of $946,202 and $1,641,551 from continuing operations and discontinued operations, respectively. Cash primarily was provided by the non-cash charges for depreciation and amortization of $319,800 and the additional non-cash expense related to the issuance of stock and options for services valued at $351,280. Other accounts affecting our cash balances included cash received from discontinued operations of $1,257,062 and small changes, both positive and negative, to other current assets and liabilities.

         For the fiscal year ended March 31, 1999, net cash used in operating activities was $1,682,760. The major components contributing to the cash used in operations for the fiscal year ended March 31, 1999 were our net income (loss) for the period of $(226,369) and $341,610 from continuing operations and discontinued operations, respectively. Cash was provided by the non-cash charges for depreciation and amortization of $24,042 and the additional non-cash expense related to the issuance of stock and options for services valued at $23,083. We used $1,823,695 to acquire assets for our discontinued land-based operations. Cash balances also were affected by small changes, both positive and negative, to other current assets and liabilities.

         Our investing activities for the fiscal years ended March 31, 2001, 2000, and 1999 used cash of $1,123,690, $374,420, and $188,832, respectively.
For the fiscal year ended March 31, 2001, cash was used primarily for the purchase of computer hardware and software required for business expansion and our e-commerce and Internet operations, and offset by the sale of certain company-owned vehicles. For the fiscal year ended March 31, 2000, we acquired computer software and hardware, company cars, and office furniture and fixtures. Our investing activities for the fiscal year ended March 31, 1999 also were for similar items. In addition, we used $70,906 in an acquisition.

         Financing activities provided net cash of $1,148,619 for our fiscal year ended March 31, 2001, as compared to $5,174,734 and $2,169,344 during the previous two years, respectively. Increases in cash included $1,452,487 from the proceeds of the sale of 5,865,212 common shares in March 2001, $498,550 in proceeds received from the exercise of previously issued stock options, and additional borrowings of $310,000 from related parties. Our related party debt of $738,807 is due April 1, 2002. We used $1,112,418 to repay the Wells Fargo Business Credit, Inc. line of credit that had provided sufficient short-term liquidity and capital to implement our business plan, including the expansion into other markets. The note that evidenced this obligation to Wells Fargo Business Credit bore interest at 1.5% over prime and was extended from its original due date of March 31, 2000 to January 31, 2001. At March 31, 2000 our bank line of credit was $1,112,418. On February 16, 2001 we repaid Wells Fargo Business Credit in full.

         For our fiscal year ended March 31, 2000, we supported our cash needs by net borrowings of $158,393 and proceeds from the issuance of convertible preferred stock and common stock of $4,766,341 and $250,000, respectively.

         For the fiscal year ended March 31, 1999, cash needs were supplied by net borrowings of $1,268,500 and the issuance of long-term debt and convertible preferred stock for $528,807 and $372,037, respectively.

ANTICIPATED TRENDS AND PLAN OF OPERATION

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

         Our agreement with American Honda Finance Corporation will generate revenues for the next three years. We anticipate a greater number of car sales on our Honda website resulting in increased revenues in the months to come as a larger number of vehicles are being returned upon termination of leases and will be available to all Honda and Acura dealers in the United States. In addition our amended contract with American Honda Finance Corporation will provide additional revenue for each car sold on our website. With the definitive agreement signed with American Suzuki Motor Corporation in January 2001, we expect to generate added revenue from the Suzuki site. We entered into an agreement to remarket off-lease Volvo vehicles with Volvo Finance North America for 15 months, commencing April 30, 2001. We anticipate the Volvo Finance web site, www.volvoride.com, will be completed by August 15, 2001. We anticipate entering into similar contracts with other manufacturers and financial institutions to assist them in remarketing their inventories of used vehicles; however, no such other contracts exist at this time.

         The Company has sustained operating losses and negative cash flow since its inception, resulting in little tangible net worth at March 31, 2001. Currently we are operating at a cash flow deficit as revenues from Internet operations do not cover operating expenses. We project that cash flow from operations will reach a break-even level during our quarter ended December 31, 2001. Accordingly, we require no less than $1,300,000 of cash through external sources to fund our operations and service our long and short-term debt until we achieve positive cash flow from operations. We plan to finance this deficit from additional capital in the form of equity or debt or both to be raised in a private placement. In the event this capital is not raised, our Internet operations will be severely limited and meeting our existing overhead will be difficult. This limitation adversely may affect shareholder value.

         We have addressed these concerns by: (1) obtaining a new line of credit, effective July 26, 2001, for up to $1,300,000 to fund our operating needs until the projected future revenue sources are developed; (2) Continuing our efforts to raise up to an additional $500,000 under terms similar to those of the private placement of equity securities in March and April of 2001; (3) Implementing plans to generate positive cash flow and operating profits by increasing revenues through the expansion of our Internet remarketing of off-lease and program vehicles with our current customers and others and development of new products and services for our current customer base and others; and (4) further reducing our cash requirements for software and website development and continuing to reduce our costs of operations.

         There is no assurance, however, that the Company will be able to implement its business plan as outlined above. In the event that the Company is unable to obtain positive cash flow prior to exhausting its new line of credit, it must obtain additional financing in the form of equity or debt to continue operations.

SUBSEQUENT EVENT

         On July 26, 2001, we entered into a financing arrangement with Eagle Capital Group, LLC ("Eagle"), a private company, which provides for a line of credit up to $1,300,000. The loan provides for an initial advance of $250,000, followed by a thirty-day review period during which Eagle will complete its legal due diligence with respect to, among other items, the Company's intellectual property. The review period grants Eagle the right to discontinue funding of the line of credit if the Company's intellectual property is deficient in certain material respects. The loan is due June 30, 2002. It bears interest at the rate of 12% per annum payable monthly. We paid a commitment fee of $13,000 and are obligated to pay a one percent (1%) facility fee of up to $13,000 each quarter. We also are required to pay monthly principal payments of not less than 5% of the outstanding loan balance once we achieve positive cash flow. The loan is secured by all assets including, but not limited to, furniture, fixtures, leasehold, personal property, and intellectual property.

         The loan is convertible into our common stock at any time before the due date thereof, including any extensions, at the lesser of the average bid price following the date of the first advance and the earlier of the conversion date or the termination date or $0.10 per share. We also issued Eagle a warrant which allows Eagle, for a period of 90 days from the termination date of the loan, to purchase common shares at $0.10 per share in an amount equal to the difference between (a) 13,000,000 and (b) the number of shares of common stock issued upon prior conversion of any amounts under the loan.

         In addition, we issued a warrant to Eagle that allows Eagle to purchase, for a period of up to five years, up to 6,500,000 shares of common stock at an exercise price of $0.125 per share. If we prepay the loan in full at any time prior to December 31, 2001, we will issue to Eagle 1,500,000 shares of common stock as consideration.

         In addition, we issued to Eagle 1,300 shares Series E preferred stock, at a par value of $0.10 per share. The Series E preferred stock grants Eagle the right to vote an equivalent of 13,000,000 common shares. Eagle will have two representatives on our board of directors.

         We also entered into a Facilities Use and Administrative Services Agreement with an affiliate of Eagle for the use of office facilities, software development, marketing, accounting, and other management services that may vary from time to time. The fee for these services will be negotiated between the parties in good faith as business practices and circumstances change.

         On July 26, 2001, as part of the agreement with Eagle, we consolidated the notes payable to Pinnacle Financial and Mark Moldenhauer of $336,807 and $402,000, respectively. The consolidated note bears interest at 12% payable monthly. In addition, we are obligated to make principal payments of $25,000 per month in November and December 2001, and $50,000 per month principal payments from January 2002 through May 2002. The balance of the note is due June 30, 2002. Any principal payment may be converted into common stock at the sole discretion of the lender at the rate of $0.10 per share, upon three days written notice. We also issued a warrant to purchase one share of common stock for every two shares of common stock received upon conversion. The warrant exercise price is $0.125 per share and expires five years from issuance. The note is subordinated to the first lien of Eagle.

         As a result of this transaction, we are required to reset the pricing of the units sold in March through April, 2001 pursuant to a private placement. The anti-dilution clause contained in the private placement required us to issue 9,948,027 shares of our common stock and 4,959,013 additional stock purchase warrants exercisable at $0.125 per share.


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See the financial statements beginning with page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The officers and directors of the company are as follows:

Name                              Age         Position

Roger L. Butterwick               53          President, Treasurer and Director
John E. Rowlett                   51          Vice President, Secretary, Chief Operating Officer and Director
Michael H. Feinstein              66          Chief Financial Officer
Mark R. Jensen                    36          Chief Technology Officer and Vice President of Internet Operations
John Houck                        63          Director
James Kaiser                      57          Director
David Livingston                  67          Director
R. Gary McCauley                  58          Director
L. David Sikes                    59          Director
A. Marvin Strait                  67          Director

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

         MICHAEL H. FEINSTEIN has been the Chief Financial Officer of our company since May 2000. Mr. Feinstein also serves as a director and the chairman of the audit committee of Styling Technology Incorporated of Scottsdale, Arizona, a publicly-held manufacturer and distributor of beauty salon products. He has held this position since June 1997. From May 1998 to April 2000, Mr. Feinstein has provided business consulting services in Phoenix, Arizona, in addition to serving for a period of time as the President of a private company engaged in manufacturing located in Tempe, Arizona. From July 1995 to May 1998, he served as the chief financial officer for Monaco Finance, Inc., of

Denver, Colorado, a sub-prime automobile finance company formerly listed on NASDAQ. He was the executive vice president and later president of American Southwest Holdings, Inc., of Phoenix, Arizona, engaged in the mortgage securitization industry. From 1983 to 1993, Mr. Feinstein was the chief financial officer for MDC Holdings, Inc. and Asset Investors Corporation, both based in Denver, Colorado and traded on the New York Stock Exchange. MDC Holdings is one of the largest homebuilders in the United States and Asset Investors is a real estate investment trust. Prior to 1983, he was a partner with the national public accounting firm of Deloitte and Touche. Mr. Feinstein is a graduate of the Wharton School of the University of Pennsylvania. He obtained his CPA certificate from Colorado and has been a member of the American Institute of CPA's.

         MARK R. JENSEN has been our Chief Technology Officer since March 2000. He is responsible for all operations that relate to our Internet initiatives. Mr. Jensen joined us from NDSCo.com, a privately-held Internet automotive remarketing company that we acquired in March 2000. As acting chief operations officer, he managed NDSCo.com's business operations from April 1999 to March 2000. Mr. Jensen founded The Deanox Group, Inc. in 1989 and operated that company until 1998. As a privately-held company in Logan, Utah, The Deanox Group provided computer software, hardware, and consulting services to customers desiring to apply computer technologies to their business operations. Mr. Jensen has been a frequent speaker and trainer for groups and academic forums including the State of Utah, Utah State University, Bernina of America, Weber State College, Mountain West Center for Regional Studies, Utah State Continuing Education Department, and the Office of the Governor for the State of Utah.

         JOHN HOUCK has been a director since November 2000. Mr. Houck retired in December 1998 from Toyota Motor Credit, where he had served as manager of its Phoenix, Arizona, branch office since June 1987. From December 1966 to May 1987, he worked with Ford Motor Credit, serving in the capacity of branch manager in Honolulu, Hawaii.

         JAMES KAISER has been a director since November 2000. Mr. Kaiser has been the chairman, chief executive officer, and a director of Avenir Partners Inc., a privately-owned franchised automobile dealership located in Memphis, Tennessee, since December 1998. He has also been the president of Kaiser Services, LLC, a business development company, located in Manhattan Beach, California, since 1998. From 1994 to 1996, Mr. Kaiser was the president, chief executive officer, and a director of Quanterra Inc., a subsidiary jointly owned by Corning Inc. and International Technology Inc., engaged in the business of environmental testing laboratories and located in Denver, Colorado. Mr. Kaiser serves as a director of the following public companies: Sunoco, Inc. since 1993; and The Mead Corporation since 1995.

         DAVID LIVINGSTON has been a director since November 2000. Since December 1995, Mr. Livingston has been the managing partner of The Corporate Development Group, a private firm located in Mission Viejo, California offering corporate development and investment banking services. He was the executive vice president of the Bank of New Mexico (a Western Bancorporation/First Interstate Bancorporation bank) from 1962 to 1970 and chairman, chief executive officer, and a director of First National Bank of Albuquerque from January 1970 to March 1975. During his career, Mr. Livingston has served on numerous boards for corporate, civic, and charitable organizations. He is also the current chairman of David Livingston & Associates, Inc., dba Pacific-Southwest Capital Group since 1975.

         R. GARY MCCAULEY has been a director since November 2000. Since 1964, he has owned and/or operated a number of private businesses. Mr. McCauley has been the owner, developer, and manager of retail shopping centers in Florida and Colorado since 1986. In addition, since 1972, he has held oil and gas interests through D&G Enterprises, a private company co-owned by him. He has owned and been the president and/or general manager of various automobile dealerships from time to time: Scott Toyota, Inc, Scottsdale, Arizona (1998-2000); McCauley Mazda, Phoenix, Arizona (1989-1990); McCauley Oldsmobile/Honda, Colorado Springs, Colorado (1977-1990); McCauley Volkswagen, Albuquerque, New Mexico (1966-1977); and McCauley Volkswagen, Yuma, Arizona (1964-1966). From 1979 to 1990, Mr. McCauley was the co-founder and an officer of Sunwest Life Insurance Co., which provided life, accident, health, and extended warranty insurance products to over 50 automobile dealerships in the western United States.

         L. DAVID SIKES has been a director since November 2000. Since March 1995, Mr. Sikes has been the chairman and chief executive officer of Ramtron International Corporation, a publicly-owned specialty semiconductor company located in Colorado Springs, Colorado. Mr. Sikes was president and chief executive officer of the U.S. operations of ASM International N.V., a public semiconductor company domiciled in the Netherlands, from January 1990 to July 1992. His background also includes management positions with the following: vice president for the semiconductor product sector of Motorola, Inc., Phoenix, Arizona, from June 1984 to June 1987; an executive for National Semiconductor Corporation, Santa Clara, California, from July 1972 to January 1974; and an engineering management position for Eastman Kodak Company, Rochester, New York, from July 1963 to January 1967.

         A. MARVIN STRAIT has been a director since November 2000. Mr. Strait has been in the practice of public accountancy under the name of A. Marvin Strait, CPA, since June 1994. He specializes in litigation support, offering consulting services with a focus on business valuation. Mr. Strait was previously the managing partner and later chairman with Strait oKushinsky and Company, P.C. in Colorado Springs, Colorado, from October 1977 to May 1993. Mr. Strait was a past chairman (1987-1988) and served on the board of directors (1983-1989) of the American Institute of Certified Public Accountants. He received the AICPA Gold Medal for Distinguished Service in 1992. Mr. Strait currently serves as a director of the following: Whitman Education Group, Inc., a publicly-held company based in Miami, Florida, since late 1998; Colorado Technical University, a private university with campuses in Colorado and South Dakota, since 1990; and Western National Bank, a privately-held bank located in Colorado Springs, Colorado, since 1996.


ITEM 11.    EXECUTIVE COMPENSATION.

         The following table sets forth the remuneration for Mr. Butterwick by fiscal year, who functions as our chief executive officer. We are not required to set forth information for any officer whose total annual salary and bonus does not exceed $100,000.

                                              SUMMARY COMPENSATION TABLE
                                                                             Long Term Compensation
                                                                            Awards             Payouts
                                                         Other     RESTRICTED   SECURITIES
    Name and                    Annual Compensation     Annual        STOCK     UNDERLYING      LTIP       All Other
    Principal                                          Compensa-     AWARD(S)     OPTIONS/      PAYOUTS     Compensa-
    Position        Year    Salary ($)    Bonus ($)     tion($)         ($)       SARS (#)        ($)        tion($)
------------------ -------- ------------ ------------ ------------ ------------ ------------ ------------ ------------
Roger Butterwick,   1999    $63,000(1)<F1>   -0-          -0-          -0-        375,000        -0-          -0-
    President       2000      $54,000        -0-          -0-          -0-        500,000        -0-          -0-
                    2001     $158,400        -0-          -0-          -0-          -0-          -0-          -0-

  John Rowlett,     2001     $144,000        -0-          -0-          -0-        325,000        -0-          -0-
 Chief Operating
     Officer

     Michael        2001     $121,000        -0-          -0-          -0-        90,000         -0-          -0-
Feinstein, Chief
Financial Officer

  Mark Jensen,      2001     $151,500        -0-          -0-          -0-        150,000        -0-          -0-
Chief Technology
     Officer
------------------

(1)<F1>  Includes $36,000 paid to Mr. Butterwick as a consultant prior to becoming President.


         Currently, we pay the following monthly salaries plus car allowances:

         Roger Butterwick - $13,200                  John Rowlett - $12,500
         Michael Feinstein - $11,000                 Mark Jensen - $14,166

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

                                           OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                            Potential realizable value     Alternative
                                                                            at assumed annual rates of   to (f) and (g):
                                                                             stock price appreciation      grant date
                            Individual Grants                                    for option term              value
-------------------------------------------------------------------------- ----------------------------- -------------
                                 Percent of
                   Number of       total
                  securities    options/SARs
                  underlying     granted to     Exercise or                                                Grant date
                 Options/SARs   employees in    base price     Expiration                                 present value
     Name         granted (#)   fiscal year       ($/Sh)          date         5% ($)         10% ($)           $
---------------- -------------- ------------- -------------- ------------- -------------- -------------- -------------

     Roger          125,000         4.3%          $0.91        11/29/05      $5,687.50     $11,375.00
  Butterwick        250,000 (1)<F1> 8.6%          $0.91        11/29/05      $2,275.00      $4,550.00

     John           150,000 (2)<F2> 5.1%          $0.9375      12/08/02      $2,343.75      $4,687.50
    Rowlett         125,000         4.3%          $0.91        11/29/05      $5,687.50     $11,375.00
                    200,000 (3)<F3> 6.8%          $0.91        11/29/05      $1,820.00      $3,640.00

    Michael          90,000 (4)<F4> 3.1%          $1.9375      05/01/03      $2,906.25      $5,812.50
   Feinstein

     Mark           150,000 (5)<F5> 5.1%          $3.16        04/01/03      $7,900.00     $15,800.00
    Jensen
----------------

(1)<F1> We granted Mr. Butterwick an option for 250,000 shares, 50,000 of which was vested at the time of granting. The remainder of the options vests as to 50,000 on each anniversary of the grant date. The option is exercisable for five years from date of vesting.
(2)<F2> We granted Mr. Rowlett an option for 150,000 shares, 50,000 of which vested as of December 8, 2000. The remainder of the options vests as to 50,000 on each anniversary thereafter. The option is exercisable for two years from date of vesting.
(3)<F3> We granted Mr. Rowlett an option for 200,000 shares, 40,000 of which was vested at the time of granting. The remainder of the options vests as to 40,000 on each anniversary of the grant date. The option is exercisable for five years from date of vesting.
(4)<F4> We granted Mr. Feinstein an option for 90,000 shares, 30,000 of which vested as of May 1, 2001. The remainder of the options vests as to 30,000 on each anniversary thereafter. The option is exercisable for two years from date of vesting.
(5)<F5> We granted Mr. Jensen an option for 150,000 shares, 50,000 of which vested as of April 1, 2001. The remainder of the options vests as to 50,000 on each anniversary thereafter. The option is exercisable for two years from date of vesting.



                 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                                        Number of securities
                                                                             underlying         Value of unexercised
                                                                            unexercised             in-the-money
                          Shares acquired on                              options/SARs at         options/SARs at
         Name                exercise (#)         Value Realized ($)    fiscal year end (#)     fiscal year end ($)
------------------------ ---------------------- ---------------------- ----------------------- -----------------------
                                                                            Exercisable/            Exercisable/
                                                                           unexercisable           unexercisable
------------------------ ---------------------- ---------------------- ----------------------- -----------------------
   Roger Butterwick               -0-                    -0-              450,000/425,000             -0-/-0-

     John Rowlett                 -0-                    -0-              215,000/260,000             -0-/-0-

   Michael Feinstein              -0-                    -0-               30,000/60,000              -0-/-0-

      Mark Jensen                 -0-                    -0-               50,000/100,000             -0-/-0-


         In addition to the stock options granted to Mr. Butterwick shown in the above table, stock options have also been granted to Mr. Butterwick in connection with loan guarantees. In addition, certain stock options were granted to Cambridge Management Associates, LLP, an entity controlled by Mr. Butterwick, that provided contracted financial services to our company prior to Mr. Butterwick becoming an officer, as described in the section of this prospectus entitled "Certain Relationships and Related Transactions."

DIRECTORS' COMPENSATION AND COMMITTEES

         We pay each non-employee director $3,000 for his attendance at both the annual stockholders' meeting and annual directors' meeting, $2,000 for his attendance at each physical meeting of the board of directors, $750 for his attendance at each physical committee meeting, and $500 for his attendance at each telephonic meeting of the board of directors. We also reimburse them for their travel expenses incurred in connection with these meetings.

         We have the following committees of the board of directors:

    o Audit Committee, consisting of A. Marvin Strait (committee chairman), John Houck, and Michael H.
         Feinstein (corporate liaison)
    o Technical Committee, consisting of L. David Sikes (committee chairman), James G. Kaiser, and Mark R. Jensen (corporate liaison)
    o Compensation Committee, consisting of R. Gary McCauley (committee chairman), David G. Livingston, and John E. Rowlett (corporate liaison)

STOCK OPTION PLAN

         On August 5, 1997, the shareholders adopted the 1997 Stock Option Plan, which provides for the granting of both incentive stock options and non-qualified options to eligible employees, officers, and directors. The option pool is adjusted annually on the beginning of our fiscal year to a number equal to 10% of the number of shares of common stock outstanding at the end of our last completed fiscal year. At March 31, 2001, the number of shares eligible pursuant to the plan was 3,732,551. The plan is administered by the compensation committee of the board of directors or, if there is no committee, by the board of directors. A registration statement on Form S-8 was filed on May 15, 2000 registering the underlying shares of the options granted. At March 31, 2001, 2,606,729 options had vested and were eligible for exercise at a total exercise price of $3,839,320.

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

         Options have been granted under this plan as follows:

         Balance, March 31, 1998.......................................      350,000
         Granted.......................................................    1,298,175
         Exercised.....................................................            0
         Cancelled/expired.............................................     (125,000)
                                                                           ----------
         Balance, March 31, 1999.......................................    1,523,175
         Granted.......................................................    1,419,080
         Exercised.....................................................            0




         Cancelled/expired.............................................      (25,000)
                                                                           ----------
         Balance, March 31, 2000.......................................    2,917,255
         Granted.......................................................      554,474
         Exercised.....................................................     (362,925)
         Cancelled/expired.............................................     (394,885)
                                                                           ----------
         Balance, March 31, 2001.......................................    2,713,919
                                                                           ==========

2000 EQUITY INCENTIVE COMPENSATION PLAN

         On November 29, 2000, the board of directors adopted the 2000 Equity Incentive Compensation Plan, which provides for granting stock options, stock appreciation rights, restricted and deferred stock, bonus stock, and other stock-based awards to officers, directors, employees, and independent contractors. The shareholders must still adopt this plan. The total number of shares of common stock that may be subject to the granting of awards under this plan at any time during the term of the plan is equal to 3,500,000 shares, plus the number of shares with respect to which awards previously granted under the plan that terminate without being exercised, and the number of shares that are surrendered in payment of any awards or any tax withholding requirements. During any fiscal year the number of options, stock appreciation rights, restricted shares of common stock, deferred shares of common stock, shares as a bonus or in lieu of other company obligations, and other stock-based awards granted to any one participant may not exceed 450,000 for each type of such award, subject to adjustment in certain circumstances. The maximum amount that may be paid out as an annual incentive award or other cash award in any fiscal year to any one participant is $2,000,000, and the maximum amount that may be earned as a performance award or other cash award in respect of a performance period by any one participant is $5,000,000.

         The compensation committee of the board of directors administers this plan, and
    o    selects eligible persons to receive awards,
    o determines the type and number of awards to be granted and the number of shares of common stock to which awards will relate,
    o specifies times at which awards will be exercisable or settleable (including performance conditions that may be required as a condition thereof),
    o    sets other terms and conditions of awards,
    o    prescribes forms of award agreements,
    o    interprets and specify rules and regulations relating to this plan, and
    o makes all other determinations that may be necessary or advisable for the administration of this plan.

         The board of directors may amend, alter, suspend, discontinue or terminate this plan or the compensation committee's authority to grant awards without further stockholder approval. However, stockholders must approve any amendment or alteration if that approval is required by law or regulation or under the rules of any stock exchange or quotation system on which our shares are then listed or quoted.

         Unless earlier terminated by the board of directors, this plan will terminate at such time as no shares of common stock remain available for issuance under this plan and we have no further rights or obligations with respect to outstanding awards under this plan.

         Subject to approval of this plan by the stockholders, options have been granted under this plan as follows:

         Granted..................................................2,365,496
         Exercised................................................        0
         Cancelled/expired........................................        0
                                                                  ---------
         Balance, March 31, 2001..................................2,365,496
                                                                  =========

OTHER OPTIONS

In addition to the stock options granted under the 1997 stock option plan and 2000 equity incentive compensation plan, we have granted options as follows:


         Balance, March 31, 1998.......................................      850,000
         Granted.......................................................    1,589,810
         Exercised.....................................................            0
         Cancelled/expired.............................................     (350,000)
                                                                           ----------
         Balance, March 31, 1999.......................................    2,089,810
         Granted.......................................................      465,000
         Exercised.....................................................            0
         Cancelled/expired.............................................     (300,000)
                                                                           ----------
         Balance, March 31, 2000.......................................    2,254,810
         Granted.......................................................            0
         Exercised.....................................................     (210,000)
         Cancelled/expired.............................................      (75,000)
                                                                           ----------
         Balance, March 31, 2001.......................................    1,969,810
                                                                           ==========


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table provides stock ownership information as to the officers and directors individually and as a group, and the holders of more than 5% of our common stock as of March 31, 2001:

                                                                                    Percentage Ownership
        Name and address of owner                    Number of Shares Owned         Before Conversion (1) <F1>

        Mark Moldenhauer                                4,569,000 (2)<F2>(3)<F3>            11.06%
        14500 N. Northsight Blvd. #213
        Scottsdale, AZ 85260

        Almond Investors, LLC                           5,808,085 (4)<F4>                   12.59%
        110 Colabaugh Pond Road
        Croton-on-Hudson, NY 10520

        Lloydminister Enterprises                       2,500,000                            6.10%
        Battersea Bridge Road
        London, England SW11 3BG

        Kindersley Holdings Inc.                        2,500,000                            6.10%
        23 Bentinck Street
        London, England W1M 5R1

        Roger L. Butterwick                             1,299,400 (5)<F5>                    3.08%

        R. Gary McCauley                                  325,000 (6)<F6>(7)<F7>             0.79%

        John E. Rowlett                                   215,000 (6)<F6>(8)<F8>             0.52%

        John Houck                                        125,000 (6)<F6>                    0.30%

        James Kaiser                                      125,000 (6)<F6>                    0.30%

        David Livingston                                  125,000 (6)<F6>                    0.30%

        L. David Sikes                                    125,000 (6)<F6>                    0.30%

        A. Marvin Strait                                  125,000 (6)<F6>                    0.30%

        Mark R. Jensen                                     50,000 (9)<F9>                    0.12%

        Michael Feinstein                                  30,000 (10)<F10>                  0.07%

        All officers and directors as a group             2,544,400(11)<F11>                 5.86%
        (10 persons)




(1)<F1> Where persons listed on this table have the right to obtain additional shares of common stock through the exercise of outstanding options or warrants or the conversion of convertible securities within 60 days from March 31, 2001, these additional shares are deemed to be outstanding for the purpose of computing the percentage of common stock owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person. Percentages are based on 40,954,759 shares outstanding.

(2)<F2>  Includes 100,000 shares issuable upon the exercise of options.

(3)<F3>  Includes 250,000 shares issuable upon the exercise of options.

(4)<F4> Includes 5,154,400 shares issuable upon conversion of 8,976 shares of Series C preferred stock and 9,894 shares of Series D preferred stock, assuming a conversion price of $0.25 for the Series D preferred stock. Almond did not, in connection with its acquisition of the Series C and D preferred stock, obtain any voting rights, directorships, rights to directorships, positions with us, right to positions with us, or any non-public information regarding us. Further, Almond acquired the Series C and D preferred stock in the ordinary course of business, for its own account, and not with a view to distribution and did not, at the time of such acquisition nor any time thereafter, have any agreement or understanding, directly or indirectly, with any person to distribute any portion of the Series C and D preferred stock or the common stock issuable upon conversion.

(5)<F5> Includes 99,400 shares held of record by Cambridge Consulting Group, an entity controlled by Mr. Butterwick. Includes 1,200,000 shares issuable upon the exercise of options.

(6)<F6>  Includes 125,000 shares issuable upon exercise of options.

(7)<F7>  Includes 200,000 shares issuable upon exercise of options.

(8)<F8>  Includes 90,000 shares issuable upon exercise of options.

(9)<F9>  Includes 50,000 shares issuable upon exercise of options.

(10)<F10>Includes 30,000 shares issuable upon exercise of options.

(11)<F11>Includes 2,445,000 shares issuable upon exercise of options.

         On July 27, 2001, we issued 1,300 shares of Series E preferred stock to Eagle Capital Group, LLC that grants Eagle the right to vote an equivalent of 13,000,000 common shares. As a result of the transaction with Eagle, we will be issuing 9,948,027 shares of our common stock to purchasers of units sold in March through April, 2001 due to the anti-dilution clause contained in the private placement.


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

         From inception, September 22, 1997, through March 31, 2001, we had entered into various lending arrangements involving officers, directors and other affiliated entities owned or controlled by officers, directors and other key personnel. At March 31, 2001, 2000, and 1999, the outstanding balances on these notes were $738,807, $538,807, and $538,807, respectively. The total interest paid to these entities on all financing activities for the years ended March 31, 2001, 2000, and 1999 was $106,888, $63,456, and $63,456, respectively.
The outstanding balances on related party notes respecting discontinued operations were $0, $5,166,821, and $3,342,639 at March 31, 2001, 2000, and
1999, respectively. Total interest paid to these entities on all financing activities for discontinued operations was $699,288, $704,665, and $233,368 for the fiscal years ended March 31, 2001, 2000, and 1999, respectively.

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

10/17/97                Mark Moldenhauer             $150,000 loan, 12% interest per annum, payable monthly, due
                        (officer, director and       November 17, 1999, collateralized by used car inventory,
                        principal stockholder at     personally guaranteed by Jeff Erskine, Mike Stuart, and John
                        the time)                    Carrante. This note was paid by the Amended and Restated
                                                     Secured Promissory Note dated March 31, 2000.

12/15/97                Pinnacle Financial           $200,000 loan, 12% interest per annum, payable monthly, due
                        Corporation (owned by        December 15, 1998, collateralized by used car inventory.
                        officer, director, and       This note was paid by the Amended and Restated Secured
                        principal stockholder at     Promissory Note dated March 31, 2000.
                        the time)

01/15/98                Mark Moldenhauer             $300,000 loan, 12% interest per annum, payable monthly, due
                        (officer, director and       January 15, 1999, collateralized by used car inventory,
                        principal stockholder at     convertible into shares of common stock at $.10 per share.
                        the time)                    Note was converted into 3,000,000 shares of common stock on
                                                     May 1, 2000.

03/31/98                Mark Moldenhauer             $102,000 loan, 12% interest per annum, payable monthly, due
                        (officer, director and       upon 30 days' notice, collateralized by used car inventory.
                        principal stockholder at     This note was paid by the Amended and Restated Secured
                        the time)                    Promissory Note dated March 31, 2000.

04/07/98                Mark Moldenhauer             $300,000 loan, 12% interest per annum, payable monthly, due
                        (officer, director and       upon 30 days' notice, collateralized by used car inventory.
                        principal stockholder at     This note was paid by the Amended and Restated Secured
                        the time)                    Promissory Note dated March 31, 2000.

06/01/98                Eastlane Trading Limited     $250,000 loan, 12% interest per annum, payable on request,
                        (principal stockholder)      due April 1, 2000, collateralized by used car inventory.
                                                     This note was assumed by Pinnacle Financial as of December 31,
                                                     1999 and has been paid by the Amended and Restated
                                                     Secured Promissory Note due to Pinnacle Financial dated
                                                     March 31, 2000.

09/01/98                Mike and Debbie Stuart       $50,000 loan, 12% interest per annum, payable monthly, due
                        (officer, director, and      October 1, 1999, collateralized by used car inventory. This
                        principal stockholder at     note was paid March 31, 2000.
                        the time)

09/11/98                Pinnacle Financial           $117,500 loan, 12% interest per annum, payable monthly, due
                        Corporation (owned by        October 11, 1999, collateralized by used car inventory. This
                        officer, director, and       note was paid by the Amended and Restated Secured Promissory
                        principal stockholder at     Note dated March 31, 2000.
                        the time)




DATE OF
TRANSACTION             RELATED PARTY                TRANSACTION

09/18/98                Pinnacle Financial           $400,000 loan, 12% interest per annum, payable monthly, due
                        Corporation (owned by        October 30, 1998 (extended and due upon demand),
                        officer, director, and       collateralized by used car inventory. This note was paid by
                        principal stockholder at     the Amended and Restated Secured Promissory Note dated March
                        the time)                    31, 2000.

10/20/98                Eastlane Trading Limited     $1,000,000 loan, 12% interest per annum, payable on request,
                        (principal stockholder)      due April 1, 2000, collateralized by used car inventory. This note was assumed by Pinnacle Financial as of December 31, 1999 and has been paid by the Amended and Restated
                                                     Secured Promissory Note due to Pinnacle Financial dated
                                                     March 31, 2000.

11/18/98                Eastlane Trading Limited     $232,259 loan, 12% interest per annum, payable on request,
                        (principal stockholder)      due April 1, 2000, collateralized by used car inventory. This note was assumed by Pinnacle Financial as of December 31,
                                                     1999 and has been paid by the Amended and Restated
                                                     Secured Promissory Note due to Pinnacle Financial dated
                                                     March 31, 2000.

02/05/99                Eastlane Trading Limited     $17,741 loan, 12% interest per annum, payable on request, due
                        (principal stockholder)      April 1, 2000, collateralized by used car inventory. This
                                                     note was assumed by Pinnacle Financial as of December 31,
                                                     1999 and has been paid by the Amended and Restated
                                                     Secured Promissory Note due to Pinnacle Financial dated
                                                     March 31, 2000.

5/13/99                 Pinnacle Financial           $300,000 loan to Auto Network Group of New Mexico, 12 %
                        Corporation (owned by        interest per annum, payable monthly, due May 13, 2000,
                        officer, director, and       personally guaranteed by Jules Gollins, Bruce Burton, Stuart
                        principal stockholder at     Bailey, all officers of Auto Network Group of New Mexico, and
                        the time)                    their respective spouses.

6/22/99                 Pinnacle Financial           $200,000 loan, 12 % interest per annum, payable monthly, due
                        Corporation (owned by        December 22, 1999. This note was paid by the Amended and
                        officer, director, and       Restated Secured Promissory Note dated March 31, 2000.
                        principal stockholder at
                        the time)

6/22/99                 Mark Moldenhauer (officer,   $100,000 loan, 12 % interest per annum, payable monthly,
                        director and principal       due December 22, 1999. This note was paid by the Amended and
                        stockholder at the time)     Restated Secured Promissory Note dated March 31, 2000.

7/20/99                 Cascade Funding Group. LLC   $1,572,000 loan to Auto Network Group Northwest, prime plus
                        (owned by three officers     6% interest per annum, payable monthly, collateralized by
                        of Auto Network Group        used car inventory, due July 14, 2000.
                        Northwest, Inc.)

8/3/99                  Pinnacle Financial           $50,000 loan, 12 % interest per annum, payable monthly, due
                        Corporation (owned by        February 3, 2000. This note was paid by the Amended and
                        officer, director, and       Restated Secured Promissory Note dated March 31, 2000.
                        principal stockholder at
                        the time)




DATE OF
TRANSACTION             RELATED PARTY                TRANSACTION

8/3/99                  Mark Moldenhauer             $200,000 loan, 12 % interest per annum, payable monthly,
                        (officer, director and       due February 3, 2000. This note was paid by the Amended and
                        principal stockholder at     Restated Secured Promissory Note dated March 31, 2000.
                        the time

8/13/99                 MDM Investments              $160,000 loan, 12 % interest per annum, payable monthly,
                        (owned by Mike Stuart        due August 13, 2000. This note was paid October 14, 1999.
                        and Mark Moldenhauer)

11/1/99                 MDM Investments              $300,000 loan, 12% interest per annum, payable monthly, due
                       (owned by Mike Stuart         May 13, 2000. This note has been paid.
                        and Mark Moldenhauer)

11/5/99 and 11/9/99     Susan Gollins (wife of       $17,000 loan, 15% interest per annum, payable monthly, due on
                        officer and director of      demand.  Assumed by Automotive Disposition Management
                        Auto Network Group of New    Services, Inc.
                        Mexico, Inc.)

11/14/99                Darlene Burton Gollins       $45,000 loan, 15% interest per annum, payable monthly, due on
                        (wife of officer and         demand.  Assumed by Automotive Disposition Management
                        director of Auto Network     Services, Inc.
                        Group of New Mexico, Inc.)

12/27/99                Pinnacle Financial           $175,000 loan, 12 % interest per annum, payable monthly, due
                        Corporation (owned by        February 3, 2000.  This note was paid January 12, 2000.
                        officer, director, and
                        principal stockholder at
                        the time)

03/31/00                Pinnacle Financial           Amended and Restated Secured Promissory Note for
                        Corporation                  $2,675,420, 12% interest per annum, interest payable
                                                     monthly, 3 quarterly principal payments of $569,307
                                                     beginning June 30, 2000, with final payment of $967,500 due
                                                     April 1, 2001, personally guaranteed by Roger L. Butterwick and John E. Rowlett, collateralized by all assets of
                                                     AutoTradeCenter.com Inc.  Assumed in part by Automotive
                                                     Disposition Management Services, Inc. and paid in part
                                                     by a new note for $336,200 due April 1, 2002, 12% interest per annum.

03/31/00                Mark Moldenhauer             Amended and Restated Secured Promissory Note for $852,000,
                                                     12% interest per annum, interest payable monthly, principal and interest due April 1, 2001, personally guaranteed by
                                                     Roger L. Butterwick and John E. Rowlett,  collateralized by all assets of AutoTradeCenter.com Inc.  Paid by a new
                                                     note due April 1, 2002, 12% interest per annum.

12/29/00                Mark Moldenhauer             Secured Promissory Note for $300,000, 12% interest per
                                                     annum, principal and interest due April 1, 2001, collateralized by all assets of AutoTradeCenter.com Inc.  Paid by a
                                                     new note due April 1, 2002, 12% interest per annum.




DATE OF
TRANSACTION             RELATED PARTY                TRANSACTION

03/31/01                Mark Moldenhauer             Secured promissory note for $402,000, 12% interest per
                                                     annum, payable monthly, principal and interest due April 1,
                                                     2002, collateralized by all accounts receivable, inventory, equipment, and certain intangibles of AutoTradeCenter.com
                                                     Inc., personally guaranteed by Roger L. Butterwick and John
                                                     E. Rowlett, convertible at the option of the holder into
                                                     common shares at the lesser of $0.375 per share or the
                                                     average trading price of the common stock for the 30 trading days preceding conversion.  Paid by Amended and Restated
                                                     Secured Promissory Note dated July 26, 2001.

03/31/01                Pinnacle Financial           Secured promissory note for $336,807, 12% interest per annum
                        Corporation                  payable monthly, principal and interest due April 1, 2002, collateralized by all accounts receivable, inventory,
                                                     equipment, and certain intangibles of AutoTradeCenter.com
                                                     Inc., personally guaranteed by Roger L. Butterwick and John
                                                     E. Rowlett, convertible at the option of the holder into
                                                     common shares at the lesser of $0.375 per share or the
                                                     average trading price of the common stock for the 30 trading days preceding conversion, subordinated to senior debt. Paid by Amended and Restated Secured Promissory Note dated
                                                     July 26, 2001.

05/16/01                R. Gary McCauley             Promissory note for $150,000 and subsequently increased to
                        (director)                   $200,000 on May 31, 2001, due upon receipt of and secured
                                                     by specific trade accounts receivable, interest at 12% per annum. Principal balance reduced to approximately $50,000
                                                     on June 29, 2001.

07/16/01                R. Gary McCauley             Promissory note for $65,000, due upon receipt of and secured
                        (director)                   by specific trade accounts receivable, interest at 12% per annum.

07/24/01                Mark Moldenhauer and         Consolidated promissory note for $738,200, interest at 12%
                        Pinnacle Financial           per annum payable monthly, principal payments of $25,000 per
                        Corporation                  month for the months of November and December 2001, principal payments of $50,000 per month for January 2002
                                                     through May 2002, balance due June 30, 2002, subordinated to the first lien of Eagle Capital Funding, LLC.

         On May 5, 1998, we obtained a line of credit from First International Bank of Arizona in the amount of $500,000. The note was secured by a first lien on all inventory, accounts receivable, equipment, and general intangibles and personally guaranteed by Messrs. Erskine, Stuart and Moldenhauer. In addition, Mr. Moldenhauer agreed to subordinate his loans made to us to the bank's line of credit. On May 7, 1998, the Company granted each of Messrs. Erskine, Stuart, and Moldenhauer two-year options to purchase 100,000 restricted shares of common stock at a price of $.75 per share. On March 26, 1999, the note was paid. The expiration date of the options has been extended to May 7, 2002.

         On March 26, 1999, we obtained a $3,000,000 revolving line of credit from Wells Fargo Business Credit, Inc. The note was originally due March 31, 2000 and was secured by a first lien on all inventory, accounts receivable, equipment, and general intangibles. The interest rate paid was 1.5% over the bank's prime rate. Messrs. Stuart and Moldenhauer, who are former officers, directors, and/or principal stockholders, and Mr. Butterwick, currently an officer, director and principal stockholder personally guaranteed the note. On December 31, 1998, we granted each of Messrs. Stuart, Moldenhauer, and Butterwick three-year options to purchase 250,000 restricted shares of common stock at a price of $1.00 per share, the closing bid on the common stock at December 31, 1998, in consideration for providing their personal guarantees on the line of credit. Mr. Butterwick remained as the sole guarantor of the note during the extension period. No additional consideration was granted to Mr. Butterwick. The note was paid in full on February 16, 2001.

         AUTO NETWORK GROUP OF NEW MEXICO, INC. TRANSACTIONS. On June 1, 1998, Auto Network Group of New Mexico entered into a lease for an office and warehouse facility in Albuquerque, New Mexico, with G & B Investments LLC, an entity owned and controlled by Bruce Burton and Jules Gollins. The original lease that expired on May 31, 1999 was extended to May 31, 2001. Messrs. Burton and Gollins are two of the principals who manage the Auto Network Group of New Mexico operations. The amount of lease payments made under this agreement was $26,732 for the year ended March 31, 1999 and $34,754 for the year ended March 31, 2000.

         Also on June 1, 1998, we entered into a Purchase of Goodwill Agreement with JBS, LLC, an entity whose members comprised the management team of Auto Network Group of New Mexico. In consideration for the goodwill which Auto Network Group of New Mexico received from JBS, JBS was granted a total of 800,000 contingently issuable restricted shares of our common stock valued at $.20 per share as follows: 266,667 shares issued upon execution of the agreement, held in escrow, and subject to forfeiture if Auto Network Group of New Mexico was not doing business as of June 1, 1999; 266,667 shares to be earned for the period June 1, 1998 through March 31, 1999 if pre-tax earnings of Auto Network Group of New Mexico were at least $60,000; and 266,666 shares to be earned for the period April 1, 1999 through March 31, 2000 if pre-tax earnings of Auto Network Group of New Mexico were at least $120,000. In addition, JBS was able to earn options to purchase restricted shares of our common stock at the rate of 5 options for every dollar of pre-tax earnings of Auto Network Group of New Mexico in excess of $60,000 for the period ending March 31, 1999, and 5 options for every dollar of pre-tax earnings of Auto Network Group of New Mexico in excess of $120,000 for the year ended March 31, 2000. The options were to be exercisable for a period of 3 years from date of grant at the bid price as of March 31, 1999 or 2000, respectively.

         Since Auto Network Group of New Mexico was doing business at June 1, 1999, 266,667 shares were earned. For the period from June 1, 1998 through March 31, 1999, Auto Network Group of New Mexico had pre-tax earnings of $107,962, resulting in JBS, LLC earning 266,667 shares and 239,810 options, exercisable at $3.00 per share. For the period ending March 31, 2000, Auto Network Group of New Mexico had pre-tax earnings of $70,395, resulting in no shares or options being earned. This agreement was subsequently amended and 266,666 shares were issued in 2000.

         On June 1, 1998, we loaned $250,000 to Auto Network Group of New Mexico. The related promissory note is due June 30, 2000 and earns interest at 12% per annum, payable monthly. This note has been extended to June 30, 2003. This note was repaid upon the sale of the subsidiary.

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

         AUTO NETWORK GROUP NORTHWEST, INC. On July 20, 1999, we acquired Auto Network Group Northwest, Inc., an Oregon corporation, by issuing the shareholders of Auto Network Group Northwest a total of 500,000 contingently issuable shares of restricted common stock valued at $1.50 per share. All shares are held in escrow and are subject to the following events:

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

         In addition, the former shareholders of Auto Network Group Northwest may earn options to purchase restricted shares of our common stock at the rate of 5 options for every dollar of pre-tax earnings of Auto Network Group Northwest in excess of $50,000 for the period ending March 31, 2000; $100,000 for the year ended March 31, 2001; and, $150,000 for the year ended March 31, 2002. The options are to be exercisable for a period of 3 years from date of grant at the bid price of our common stock as of April 1, 2000, 2001 or 2002, respectively.

         For the period from July 20, 1999 through March 31, 2000, Auto Network Group Northwest had pre-tax earnings of $41,721, resulting in the former shareholders earning 69,535 shares. In April 2001, Automotive Disposition Management Services, the parent of Auto Network Group Northwest, entered into an agreement with the management of Auto Network Group Northwest under which Auto Network Group Northwest reacquired all of its outstanding common shares from Automotive Disposition Management Services and agreed to return to Automotive Disposition Management Services 430,465 shares of our common stock that were being held in escrow pending the results of the original earn-out agreement. We decided to exercise our option to exchange these shares for 8.55% of our interest in Automotive Disposition Management Services based upon the agreement wherein Automotive Disposition acquired certain of our operating subsidiaries. Effective July 1, 2001, all options previously issued to Auto Network Group Northwest management and employees, as well as rights to earn new options, expired unexercised.

         AUTO GROUP OF SAN ANTONIO, LTD. Effective April 1, 2000, we opened our office and warehouse wholesale operation in San Antonio, Texas. Auto Group of San Antonio Ltd., a Texas limited partnership, conducted our land-based business in San Antonio. Our company was the sole limited partner and the sole owner of a newly formed limited liability company which serves as the general partner.

         We loaned the limited partnership $450,000, which is evidenced by an unsecured promissory note with interest at the rate of 12% per annum payable monthly, in arrears. This note, which could be prepaid at any time, had a final maturity on March 31, 2005. The limited partnership has entered into a management agreement with JRB AutoBrokers, L.P., a Texas limited partnership. JRB AutoBrokers also loaned $100,000 to the limited partnership on similar terms to our advance. This promissory note was subordinate to our loan. When Automotive Disposition Management Services acquired the limited partnership, our note was repaid in full.

         Under the terms of the management agreement, JRB was responsible for all day-to-day management of the limited partnership with complete autonomy, subject only to reasonable review by the general partner. In addition, we granted 468,750 contingently issuable restricted shares of our common stock to JRB to acquire this operation. At that time, the shares were assigned a value of $2.00 per share, and held in escrow pending certain future events. 93,750 of such shares were released to JRB on April 1, 2001, since they were subject only to the continuation of the business at that date. Annually beginning March 31, 2001, 93,750 additional shares or a portion thereof were to be released subject to the limited partnership achieving pre-determined pre-tax earnings. For example, if the limited partnership earns $100,000 for the year ended March 31, 2001, 93,750 of such shares will be released to JRB. In the event earnings for the year fall below $100,000, a portion of these shares may still be released. After March 31,

2001, the pre-tax earnings floor increases through March 31, 2004. A currently interminable number of additional shares can be earned for the year ended March 31, 2005 based on pre-tax earning. Effective with the sale of this subsidiary we placed 375,000 common shares in escrow to meet our obligation under the earn-out agreement. For the fiscal year ended March 31, 2001, JRB reported unaudited earnings of $78,157 entitling the managers of JRB to receive 73,272 earn-out shares of the year then ended.

         AUTO NETWORK GROUP OF EASTERN PA., INC. Effective April 1, 2000 we opened our office and warehouse wholesale operation in the Philadelphia, Pennsylvania area. Our business in Pennsylvania was conducted by Auto Network Group of Eastern Pa., Inc., a Pennsylvania corporation. We were the sole shareholder of this Pennsylvania operation.

         We loaned $300,000 to the Pennsylvania operation, which was evidenced by an unsecured promissory note with interest at the rate of 12% per annum payable monthly, in arrears. The note could be prepaid at any time and had a final maturity on March 31, 2006. Mr. Edward G. McCusker had agreed to loan $100,000 to the Pennsylvania operation on terms similar to our advance, on or before June 30, 2000. This loan was to be subordinate to the debt owed to us. Mr. McCusker did not advance such funds for the Pennsylvania operations and for this reason, as well as others, we ceased our operations in Pennsylvania in the third quarter of 2000. We have filed a lawsuit in Pennsylvania against Mr. and Mrs. McCusker in an effort to recover all or a part of our $300,000 loan plus interest and costs. Although we believe that we are entitled to full recovery, we have charged the unpaid balance of our loan to expense in the year ended March 31, 2001.

         AUTOMOTIVE DISPOSITION MANAGEMENT SERVICES, INC. As of December 29, 2000, we sold our interest in our land-based operations in Albuquerque, New Mexico; San Antonio, Texas; and Bend, Oregon to Automotive Disposition Management Services, Inc., an affiliated Arizona corporation, in exchange for a 16% interest in Automotive Disposition. Automotive Disposition is a private company owned by Jules Gollins, the manager of the New Mexico land-based operation, and by Mark Moldenhauer, one of our founders, principal shareholders, and former officer and director. In addition, promissory notes for $1,200,000 owed to us by the land-based operations have been assigned to Pinnacle Financial Corporation, a private company owned by Mr. Moldenhauer. Pinnacle Financial Corporation has in turn reduced the outstanding principal balance of our promissory note to Pinnacle by $1,200,000 and extended the principal installment, originally due December 31, 2000, to January 30, 2001. As of February 16, 2001, Automotive Disposition Management Services, Inc. assumed a portion of the note owed to Pinnacle Financial Corporation. The remaining portion is being paid with a new note to Pinnacle Financial Corporation in the amount of $366,200 due April 1, 2002.

         As described above, we originally acquired the New Mexico, Texas, and Oregon operations with earn-out agreements, which enabled the managers of these operations to earn shares and options if certain performance goals were met. We agreed to place a total of 805,465 shares of our common stock in escrow to satisfy, in full, our obligations under these agreements. These common shares will remain in escrow until such time as certain shares of our stock are either earned or forfeited. If earned, the relevant shares of our stock will be transferred to the managers and brokers, and if unearned, the relevant shares of our stock will be transferred and delivered to Automotive Disposition. Any shares transferred to Automotive Disposition can, at our election, be exchanged for part or all of our interest in Automotive Disposition.

         FUTURE TRANSACTIONS. All future affiliated transactions will be made or entered into on terms that are no less favorable to us than those that can be obtained from any unaffiliated third party. A majority of the independent, disinterested members of our board of directors will approve future affiliated transactions and forgiveness of loans.

         We believe that all loans made to affiliates by us meet the foregoing standard. All loans to affiliates made by us carry an interest rate of 12% per annum. This is the same interest rate paid by us on all notes payable to both affiliates and outside third parties, with the exception of our revolving line of credit with a financial institution. That revolving line of credit bears interest at the prime rate plus 1-1/2%.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS

         The following financial statements and financial statement schedules are filed with this report:

         Independent Auditors' Report
         Consolidated Balance Sheet
         Consolidated Income Statement
         Consolidated Statement of Changes in Stockholders' Equity Consolidated Statement of Cash Flows

EXHIBITS

         The following exhibits are filed with this report:

 Regulation S-K
     Number                                                     DOCUMENT

       2.1         Agreement and Plan of  Reorganization  between Auto Network  Group,  Inc. and Walden
                   Remarketing Services, Inc. (1)<F1>
       2.2         Agreement  Concerning  the  Exchange of Common  Stock  Between  AutoTradeCenter.com  Inc. and
                   Auto Network Group of Northwest, Inc. (1)<F1>
       3.1         Articles of Incorporation, as amended (1)<F1>
       3.2         Bylaws (1)<F1>
       4.1         Statement Pursuant To Section 10-602 of The Arizona Business  Corporation Act of Auto Network
                   USA, Inc. Regarding Series A Preferred Stock (1)<F1>
       4.2         Statement Pursuant To Section 10-602 of The Arizona Business  Corporation Act of Auto Network
                   USA, Inc. Regarding Series B Preferred Stock (1)<F1>
       4.3         Warrant to Purchase Common Stock Issued to Anthony & Company, Inc. (1)<F1>
       4.4         Statement   Pursuant   to   Section   10-602  of  The   Arizona   Business   Corporation   Act  of
                   AutoTradeCenter.com Inc. Regarding Series C Preferred Stock (3)<F3>
       4.5         Statement   Pursuant   to   Section   10-602  of  The   Arizona   Business   Corporation   Act  of
                   AutoTradeCenter.com Inc. Regarding Series D Preferred Stock (3)<F3>
       4.6         Statement   Pursuant   to   Section   10-602  of  the   Arizona   Business   Corporation   Act  of
                   AutoTradeCenter.com Inc. Regarding Series E Preferred Stock
      10.1         Stock Option Plan (1)<F1>
      10.2         Evelyn Felice loan documents (1)<F1>
      10.3         Mark Moldenhauer loan documents (1)<F1>
      10.4         Pinnacle Financial Corporation loan documents (1)<F1>
      10.5         Eastlane Trading Limited loan documents (1)<F1>
      10.6         Norwest Bank loan documents (1)<F1>
      10.7         Mike and Debbie Stuart loan documents (1)<F1>
      10.8         Purchase of Goodwill Agreement with JBS, LLC (1)<F1>
      10.9         Promissory Notes used for acquisition of Walden Remarketing Services, Inc.  (1)<F1>
      10.10        Consulting Agreement with Dennis E. Hecker dated April 20, 1999 (1)<F1>
      10.11        Non-Qualified Stock Option Agreement with Dennis E. Hecker dated April 20, 1999 (1)<F1>
      10.12        Sample "Work for Hire Agreement" (1)<F1>
      10.13        Agreement with Auction Finance Group, Inc. (1)<F1>
      10.14        Purchase  Agreement with Lloydminister  Enterprises Inc. and Kindersley  Holdings Inc. dated
                   March 23, 2000 (2)<F2>
      10.15        Amended and Restated Secured Promissory Note dated March 31, 2000 to Mark Moldenhauer (3)<F3>
      10.16        Amended  and  Restated  Secured  Promissory  Note  dated  March  31,  2000 to  Pinnacle  Financial
                   Corporation (3)<F3>
      10.17        Loan Extension from Wells Fargo Business Credit, Inc. (3)<F3>
      10.18        Agreement with American Honda Finance (3)(4)<F3><F4>




 Regulation S-K
     Number                                                     DOCUMENT


      10.19        Extension and Exchange Agreement with Pinnacle Financial Corporation dated December 29, 2000
                   (6)<F6>
      10.20        Motor Vehicle Remarketing  Agreement with American Suzuki Motor Corporation dated January
                   10, 2001 (4)<F4>
      10.21        Letter agreement with Sutro & Co. Incorporated dated October 11, 2000 (3)<F3>
      10.22        First Amendment to Motor Vehicle Remarketing Agreement with American Honda Finance
                   Corporation (4)<F4>
      10.23        Secured Promissory Note to Mark Moldenhauer dated December 29, 2000 (3)<F3>
      10.24        Secured Promissory Note to Mark Moldenhauer dated March 31, 2001
      10.25        Secured Promissory Note to Pinnacle Financial Corporation dated March 31, 2001
      10.26        Promissory Note to R. Gary McCauley dated May 31, 2001
      10.27        Promissory Note to R. Gary McCauley dated July 16, 2001
      10.28        Amended and Restated Secured Promissory Note to Mark Moldenhauer dated July 24, 2001
      10.29        Eagle Capital Group, LLC loan documents
      10.30        Fund Escrow Agreement between Stradling Yocca Carlson & Rauth, AutoTradeCenter.com Inc. and
                   Netchemistry, Inc. dated July 26, 2001
       21          Subsidiaries of the registrant (3)<F3>

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

(5)<F5> Incorporated by reference to the exhibits filed to the quarterly report on Form 10-Q for the quarter ended September 30, 2000.

(6)<F6> Incorporated by reference to the exhibits filed to the current report on Form 8-K dated December 29, 2000 (File No. 333-78659).

REPORTS ON FORM 8-K

         1. During the last quarter of the period covered by this report, no reports on Form 8-K were filed.

                                                         SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AUTOTRADECENTER.COM INC.
                                       (Registrant)


Date:  August 2, 2001                  By:/s/ ROGER L. BUTTERWICK
                                          -------------------------------------
                                          Roger L. Butterwick, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                TITLE                                  DATE

                                        President, Treasurer and a director
/s/ ROGER L. BUTTERWICK                 (Principal Executive Officer)           August 2, 2001
------------------------------------                                            ----------------
Roger L. Butterwick


                                        Vice President, Secretary and a
/s/ JOHN E. ROWLETT                     Director                                August 2, 2001
------------------------------------                                            ----------------
John E. Rowlett


                                        Chief Financial Officer (Principal
/s/ MICHAEL H. FEINSTEIN                Financial and Accounting Officer)       August 2, 2001
------------------------------------                                            ----------------
Michael H. Feinstein


/s/ JOHN HOUCK                          Director                                August 2, 2001
------------------------------------                                            ----------------
John Houck


                                        Director
------------------------------------                                            ----------------
James Kaiser


/s/ DAVID LIVINGSTON                    Director                                August 2, 2001
------------------------------------                                            ----------------
David Livingston


/s/ R. GARY MCCAULEY                    Director                                August 2, 2001
------------------------------------                                            ----------------
R. Gary McCauley


                                        Director
------------------------------------                                            ----------------
L. David Sikes



/s/ A. MARVIN STRAIT                    Director                                August 2, 2001
------------------------------------                                            ----------------
A. Marvin Strait

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
AutoTradeCenter.com, Inc. and Subsidiaries

We have audited the consolidated balance sheets of AutoTradeCenter.com, Inc. and Subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended March 31, 2001, 2000, and 1999. These financial statements are the responsibility of AutoTradeCenter.com, Inc. and Subsidiaries' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AutoTradeCenter.com, Inc. and Subsidiaries as of March 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended March 31, 2001, 2000, and 1999 in conformity with accounting principles generally accepted in the United States of America.


/s/ Neff & Ricci LLP


Albuquerque, New Mexico
May 18, 2001, except for Note R and S, as to which the date is July 26, 2001.

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                             MARCH 31, 2001 AND 2000

                                     ASSETS

                                                                                                   2001              2000
                                                                                                -------------    -------------
Current assets:                                                                                                  (RECLASSIFIED)
  Cash                                                                                          $    209,068     $  4,355,738
  Accounts receivable - trade                                                                        224,298                -
  Accounts receivable - employees                                                                      8,535                -
  Prepaid expenses and other                                                                         164,882          110,272
  Assets from discontinued operations, net                                                            21,812        1,023,166
                                                                                                -------------    -------------
     Total current assets                                                                            628,595        5,489,176
                                                                                                -------------    -------------
Property and equipment, net                                                                          508,949          813,118
Software, net                                                                                      7,539,338       12,013,608
                                                                                                -------------    -------------
                                                                                                   8,048,287       12,826,726
                                                                                                -------------    -------------
Intangible assets, net                                                                             1,590,700        1,786,845
                                                                                                -------------    -------------
Total assets                                                                                    $ 10,267,582     $ 20,102,747
                                                                                                =============    =============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable - trade                                                                      $    110,063     $          -
  Notes payable - bank                                                                                     -        1,112,418
  Long term debt - notes payable to related parties current portion                                  200,000                -
  Accrued liabilities                                                                                135,976            6,124
                                                                                                -------------    -------------
    Total current liabilities                                                                        446,039        1,118,542
                                                                                                -------------    -------------
Long term debt - notes payable to related parties                                                    538,807          528,807
                                                                                                -------------    -------------

Stockholders' equity:
  Convertible preferred stock, Series C; $.10 par value;
      400,000 shares authorized; 21,216, and 20,800 issued, and 11,118 and 20,800
      outstanding in 2001 and 2000, respectively; liquidation preference $100.00 per share           924,828        1,906,536
  Convertible preferred stock, Series D; $.10 par value;
      600,000 shares authorized; 31,824 and 31,200 issued, and 14,536 and 31,200 shares
      outstanding in 2001 and 2000, respectively; liquidation preference $100.00 per share         1,227,296        2,859,805
  Common stock, no par value; 100,000,000 shares authorized;
      40,954,759 and 27,652,609 shares issued and outstanding
      in 2001 and 2000, respectively                                                              24,944,750       19,779,542
  Retained deficit                                                                               (17,814,138)      (6,090,485)
                                                                                                -------------    -------------
    Total stockholders' equity                                                                     9,282,736       18,455,398
                                                                                                -------------    -------------

      Total liabilities and stockholders' equity                                                $ 10,267,582     $ 20,102,747
                                                                                                =============    =============



                 See notes to consolidated financial statements

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                          Consolidated Income Statement
                    Years ended March 31, 2001, 2000 and 1999

                                                                        2001               2000                 1999
                                                                    -------------       ------------         ----------
                                                                                       (RECLASSIFIED)      (RECLASSIFIED)
Net sales                                                           $    891,423        $   291,587          $       -
                                                                    -------------       ------------         ----------
Operating expenses:
  Salary                                                               1,053,198             54,000             63,000
  Selling                                                                730,883            241,065                  -
  General and administrative                                           1,967,548            559,468            126,173
  Loss on disposal of impaired software                                2,261,486                  -                  -
  Depreciation and amortization                                        3,836,788            319,800             24,042
                                                                    -------------       ------------         ----------
    Total operating expenses                                           9,849,903          1,174,333            213,215
                                                                    -------------       ------------         ----------

  (Loss) from operations                                              (8,958,480)          (882,746)          (213,215)
                                                                    -------------       ------------         ----------
Other income (expense):
  Miscellaneous                                                            4,999                  -                  -
  Interest expense                                                      (106,888)           (63,456)           (63,456)
                                                                    -------------       ------------         ----------
    Total other income (expense) - net                                  (101,889)           (63,456)           (63,456)
                                                                    -------------       ------------         ----------

  (Loss) from continuing operations                                   (9,060,369)          (946,202)          (276,671)
                                                                    -------------       ------------         ----------

Discontinued operations:
  Income (loss) from operations of land-based segment                   (323,840)        (1,697,585)           448,491
  Loss from disposition of land-based segment                         (2,339,445)                 -                  -
                                                                    -------------       ------------         ----------
                                                                      (2,663,285)        (1,697,585)           448,491
                                                                    -------------       ------------         ----------

Net income (loss) before income taxes                                (11,723,654)        (2,643,787)           171,820
                                                                    -------------       ------------         ----------

Income tax (expense) benefit:
  Continuing operations                                                        -                  -             50,302
  Discontinued operations                                                      -             56,034           (106,881)
                                                                    -------------       ------------         ----------
                                                                               -             56,034            (56,579)
                                                                    -------------       ------------         ----------
Net income (loss)                                                   $(11,723,654)       $(2,587,753)         $ 115,241
                                                                    =============       ============         ==========


Basic earnings (loss) per share:
  Continuing operations                                             $      (0.28)       $     (0.04)         $   (0.02)
  Discontinued operations                                           $      (0.08)       $     (0.08)         $    0.03


Diluted earnings (loss) per share:
  Continuing operations                                             $      (0.28)       $     (0.04)         $   (0.01)
  Discontinued operations                                           $      (0.08)       $     (0.08)         $    0.02



Weighted average shares number of common shares outstanding
  Basic                                                               32,777,824         21,638,671         13,726,397
  Fully diluted                                                       32,777,824         21,638,671         22,826,745


                 See notes to consolidated financial statements

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
            Consolidated Statement of Changes in Stockholders' Equity
                For the Years Ended March 31, 2001, 2000 and 1999

                                      SERIES A, CONVERTIBLE   SERIES B, CONVERTIBLE    SERIES C, CONVERTIBLE
                                         PREFERRED STOCK         PREFERRED STOCK         PREFERRED STOCK
                                      ---------------------   ---------------------   -----------------------
                                        SHARES     AMOUNT      SHARES      AMOUNT      SHARES       AMOUNT
                                       -------   ----------   --------   ----------   --------   ------------

Balance - March 31, 1998                3,848    $ 382,251          -    $       -          -    $         -

June 1998 - Issued common shares
 under goodwill agreement

August 1998 - Issued common
 shares for purchase of subsidiary

November 1998 - Issued convertible
 Series B preferred stock                                      35,000    $ 281,242

December 1998 - Issued convertible
 Series B preferred stock                                      12,000       90,795

March 1999 - Converted preferred
 shares into common shares             (3,848)    (382,251)

March 1999 - Effect of construc-
 tive dividend on convertible
 Series B preferred stock

March 1999 - Issued common shares
 under goodwill agreement

March 1999 - Issued common shares
 for purchase of subsidiary

March 1999 - Fair value of stock
 options granted for the year ended.

Net income for the year ended
 March 31, 1999
                                       -------   ----------   --------   ----------   --------   ------------
Balance - March 31, 1999                    -    $       -     47,000    $ 372,037          -    $         -
                                       =======   ==========   ========   ==========   ========   ============


                                        SERIES D, CONVERTIBLE
                                         PREFERRED STOCK                COMMON STOCK              RETAINED
                                       -----------------------   ----------------------------     EARNINGS
                                        SHARES       AMOUNT         SHARES         AMOUNT         (DEFICIT)         TOTAL
                                       --------   ------------   ------------   -------------   -------------   -------------

Balance - March 31, 1998                    -     $         -     13,226,622    $    345,233    $     12,384    $    739,868

June 1998 - Issued common shares
 under goodwill agreement                                            266,667          53,333                          53,333

August 1998 - Issued common
 shares for purchase of subsidiary                                   300,000          47,814                          47,814

November 1998 - Issued convertible
 Series B preferred stock                                                                                            281,242

December 1998 - Issued convertible
 Series B preferred stock                                                                                             90,795

March 1999 - Converted preferred
 shares into common shares                                         4,275,128         382,251                               -

March 1999 - Effect of construc-
 tive dividend on convertible
 Series B preferred stock                                                            253,077        (253,077)              -

March 1999 - Issued common shares
 under goodwill agreement                                            266,667          53,333                          53,333

March 1999 - Issued common shares
 for purchase of subsidiary                                        2,050,000       1,450,000                       1,450,000

March 1999 - Fair value of stock
 options granted for the year ended                                                   79,438                          79,438

Net income for the year ended
 March 31, 1999                                                                                      115,241         115,241
                                       --------   ------------   ------------   -------------   -------------   -------------
Balance - March 31, 1999                     -    $         -     20,385,084    $  2,664,479    $   (125,452)   $  2,911,064
                                       ========   ============   ============   =============   =============   =============




                 See notes to consolidated financial statements

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
            Consolidated Statement of Changes in Stockholders' Equity
                For the Years Ended March 31, 2001, 2000 and 1999

                                      SERIES A, CONVERTIBLE   SERIES B, CONVERTIBLE    SERIES C, CONVERTIBLE
                                         PREFERRED STOCK         PREFERRED STOCK         PREFERRED STOCK
                                      ---------------------   ---------------------   -----------------------
                                        SHARES     AMOUNT      SHARES      AMOUNT      SHARES       AMOUNT
                                       -------   ----------   --------   ----------   --------   ------------
Balance forward from March 31,
 1999                                       -    $       -     47,000    $ 372,037          -    $         -

April 1999 - Exercise of stock
 options

December 1999 - Note payable
 converted into stock

January 2000 - Preferred stock
 conversion                                                   (47,000)   $(372,037)

February 2000 - Issued common
 shares for software development

February 2000 - Warrants conversion

February 2000 - Issued convertible
 Series C preferred stock                                                              20,800      1,906,536

February 2000 - Issued convertible
 Series D preferred stock

March 2000 - Issued common shares
 for purchase of minority interest
 in subsidiary

March 2000 - Issued common shares
 for purchase of subsidiary

March 2000 - Effect of constructive
 dividend on convertible Series C
 preferred stock

March 2000 - Effect of constructive
 dividend on convertible Series D
 preferred stock

March 2000 - Fair value of stock
 options granted for the year ended

March 2000 - Issued restricted
 common shares for purchase of
 subsidiary

Net loss for the year ended
 March 31, 2000
                                       -------   ----------   --------   ----------   --------   ------------
Balance - March 31, 2000                    -    $       -          -    $       -     20,800    $ 1,906,536
                                       =======   ==========   ========   ==========   ========   ============



                                        SERIES D, CONVERTIBLE
                                         PREFERRED STOCK                COMMON STOCK              RETAINED
                                       -----------------------   ----------------------------     EARNINGS
                                        SHARES       AMOUNT         SHARES         AMOUNT         (DEFICIT)         TOTAL
                                       --------   ------------   ------------   -------------   -------------   -------------
Balance forward from March 31,
 1999                                        -    $         -     20,385,084    $  2,664,479        (125,452)   $  2,911,064

April 1999 - Exercise of stock
 options                                                             100,000         200,000                         200,000

December 1999 - Note payable
 converted into stock                                                314,475         314,475                         314,475

January 2000 - Preferred stock
 conversion                                                          543,515         372,037                               -

February 2000 - Issued common
 shares for software development                                      40,000          80,000                          80,000

February 2000 - Warrants conversion                                  100,000          50,000                          50,000

February 2000 - Issued convertible
 Series C preferred stock                                                                                          1,906,536

February 2000 - Issued convertible
 Series D preferred stock               31,200      2,859,805                                                      2,859,805

March 2000 - Issued common shares
 for purchase of minority interest
 in subsidiary                                                     5,000,000       9,375,000                       9,375,000

March 2000 - Issued common shares
 for purchase of subsidiary                                        1,100,000       2,801,590                       2,801,590

March 2000 - Effect of constructive
 dividend on convertible Series C
 preferred stock                                                                   1,697,280      (1,697,280)              -

March 2000 - Effect of constructive
 dividend on convertible Series D
 preferred stock                                                                   1,680,000      (1,680,000)              -

March 2000 - Fair value of stock
 options granted for the year ended                                                  351,280                         351,280

March 2000 - Issued restricted
 common shares for purchase of
 subsidiary                                                           69,535         193,401                         193,401

Net loss for the year ended
 March 31, 2000                                                                                   (2,587,753)     (2,587,753)
                                       --------   ------------   ------------   -------------   -------------   -------------
Balance - March 31, 2000                31,200    $ 2,859,805     27,652,609    $ 19,779,542    $ (6,090,485)   $ 18,455,398
                                       ========   ============   ============   =============   =============   =============



                 See notes to consolidated financial statements

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
            Consolidated Statement of Changes in Stockholders' Equity
                For the Years Ended March 31, 2001, 2000 and 1999

                                      SERIES A, CONVERTIBLE   SERIES B, CONVERTIBLE    SERIES C, CONVERTIBLE
                                         PREFERRED STOCK         PREFERRED STOCK         PREFERRED STOCK
                                      ---------------------   ---------------------   -----------------------
                                        SHARES     AMOUNT      SHARES      AMOUNT      SHARES       AMOUNT
                                       -------   ----------   --------   ----------   --------   ------------
Balance forward from March 31,
 2000                                       -    $       -          -    $       -     20,800    $ 1,906,536

April 2000 - Exercise of stock
 options

April 2000 - Issued common shares
 for purchase of subsidiary
 contingent on performance

April 2000 - Issued common shares
 for purchase of subsidiary
 contingent on performance

May 2000 - Note payable converted
 into stock

July 2000 - Exercise of stock
 options

August 2000 - Exercise of stock
 options

September 2000 - Exercise of stock
 options

September 2000 - Issuance of shares
 for goodwill

September 2000 - Preferred C stock
 conversion                                                                            (8,200)      (751,615)

September 2000 - Preferred D stock
 conversion

October 2000 - Exercise of stock
 options

October 2000 - Stock issued for
 services                                                                                            (91,598)

January 2001 - Conversion of
 preferred shares                                                                        (700)       (17,495)

January 2001 - Conversion of
 preferred shares

March 2001 - Conversion of
 preferred shares

March 2001 - Conversion of
 preferred shares                                                                      (1,000)      (100,000)

Shares issued for services                                                                           (21,000)

Shares issued upon exercise of
 options

Common shares sold pursuant to
 Private Placement through March 31

Shares, options and warrants
 issued for services

To adjust Preferred shares for 2%
 bonus shares issued - net                                                                218

Net loss from discontinued
 operations for a the year ended
 March 31, 2001

Net loss from continuing
 operations for the year ended
 March 31, 2001

Rounding
                                       -------   ----------   --------   ----------   --------   ------------
Balance - March 31, 2001                    -    $       -          -    $       -     11,118    $   924,828
                                       =======   ==========   ========   ==========   ========   ============

                                        SERIES D, CONVERTIBLE
                                         PREFERRED STOCK                COMMON STOCK              RETAINED
                                       -----------------------   ----------------------------     EARNINGS
                                        SHARES       AMOUNT         SHARES         AMOUNT         (DEFICIT)         TOTAL
                                       --------   ------------   ------------   -------------   -------------   -------------
Balance forward from March 31,
 2000                                   31,200    $ 2,859,805     27,652,609    $ 19,779,542    $ (6,090,485)   $ 18,455,398

April 2000 - Exercise of stock
 options                                                              10,000          10,000                          10,000

April 2000 - Issued common shares
 for purchase of subsidiary
 contingent on performance                                                -               -                               -

April 2000 - Issued common shares
 for purchase of subsidiary
 contingent on performance                                                -               -                               -

May 2000 - Note payable converted
 into stock                                                        3,000,000         300,000                         300,000

July 2000 - Exercise of stock
 options                                                             163,875         124,792                         124,792

August 2000 - Exercise of stock
 options                                                               5,000           4,375                           4,375

September 2000 - Exercise of stock
 options                                                              50,000          22,500                          22,500

September 2000 - Issuance of shares
 for goodwill                                                        266,667          53,333                          53,333

September 2000 - Preferred C stock
 conversion                                                          669,120         751,615                               -

September 2000 - Preferred D stock
 conversion                            (14,900)    (1,365,740)     1,838,741       1,365,740                               -

October 2000 - Exercise of stock
 options                                                             374,750         317,583                         317,583

October 2000 - Stock issued for
 services                                            (137,396)       134,683         282,430                          53,436

January 2001 - Conversion of
 preferred shares                                                     57,120          17,495                               -

January 2001 - Conversion of
 preferred shares                       (1,000)       (47,532)       357,143          47,532                               -

March 2001 - Conversion of
 preferred shares                       (1,049)       (50,340)       348,939          50,340                               -

March 2001 - Conversion of
 preferred shares                                                     81,600         100,000                               -

Shares issued for services                            (31,500)        60,000          52,500                               -

Shares issued upon exercise of
 options                                                              19,300          19,300                          19,300

Common shares sold pursuant to
 Private Placement through March 31                                5,865,212       1,452,487                       1,452,487

Shares, options and warrants
 issued for services                                                                 193,186                         193,186

To adjust Preferred shares for 2%
 bonus shares issued - net                 285                                                                             -

Net loss from discontinued
 operations for a the year ended
 March 31, 2001                                                                                   (2,663,285)     (2,663,285)

Net loss from continuing
 operations for the year ended
 March 31, 2001                                                                                   (9,060,369)     (9,060,369)

Rounding                                                   (1)                                             1               -
                                       --------   ------------   ------------   -------------   -------------   -------------
Balance - March 31, 2001                14,536    $ 1,227,296     40,954,759    $ 24,944,750    $(17,814,138)   $  9,282,736
                                       ========   ============   ============   =============   =============   =============

                 See notes to consolidated financial statements

                    AutoTradeCenter.com Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                    Years ended March 31, 2001, 2000 and 1999

                                                                        2001               2000                1999
                                                                    -------------       -------------      ------------
Cash flows from operating activities:
  Net (loss) income:
    Continuing operations-net of income taxes                       $ (9,060,369)       $   (946,202)      $  (226,369)
    Discontinued operations-net of income taxes                       (2,663,285)         (1,641,551)          341,610
                                                                    -------------       -------------      ------------
                                                                     (11,723,654)         (2,587,753)          115,241
                                                                    -------------       -------------      ------------

Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation and amortization                                      3,836,788             319,800            24,042
    Loss on disposal of impaired software                              2,261,486                   -                 -
    Stock or stock options issued for services                           299,955             351,280            23,083
(Increase) decrease in:
  Net assets of discontinued operations                                1,001,354           1,257,062        (1,823,695)
  Accounts receivable                                                   (232,834)             98,610           (98,610)
  Prepaid expenses and other current assets                              (54,610)           (105,006)           (5,266)
  Long term debt - current portion                                       200,000                   -                 -
  Accounts payable                                                       110,063             (24,712)           24,712
  Accrued liabilities                                                    129,852             (44,599)           50,723
  Deferred income taxes                                                        -              (7,010)            7,010
                                                                    -------------       -------------      ------------
    Net cash used in operating activities                             (4,171,599)           (742,328)       (1,682,760)
                                                                    -------------       -------------      ------------

Cash flows from investing activities:
  Purchase of property, equipment and software                        (1,552,232)           (420,365)         (175,446)
  Sale of property and equipment                                         428,542              45,945            57,520
  Net cash paid for acquisitions                                               -                   -           (70,906)
                                                                    -------------       -------------      ------------
    Net cash used in investing activities                             (1,123,690)           (374,420)         (188,832)
                                                                    -------------       -------------      ------------
Cash flows from financing activities:
  Net proceeds from borrowings                                          (802,418)            158,393         1,268,500
  Proceeds from long-term debt                                                 -                   -           528,807
  Proceeds from issuance of convertible preferred stock                        -           4,766,341           372,037
  Proceeds from exercise of stock options                                498,550                   -                 -
  Proceeds from issuance of common stock - net                         1,452,487             250,000                 -
                                                                    -------------       -------------      ------------
    Net cash  provided by financings activities                        1,148,619           5,174,734         2,169,344
                                                                    -------------       -------------      ------------

Net change in cash                                                    (4,146,670)          4,057,986           297,752

Beginning cash balance                                                 4,355,738             297,752                 -
                                                                    -------------       -------------      ------------

Ending cash balance                                                 $    209,068        $  4,355,738       $   297,752
                                                                    =============       =============      ============


Supplemental disclosures:
  Interest paid for discontinued operations                         $    690,853        $    887,094       $   355,006
                                                                    =============       =============      ============
  Interest paid for continuing operations                           $    106,888        $     63,456       $    63,456
                                                                    =============       =============      ============
  Income taxes paid                                                 $          -        $      3,000       $    73,527
                                                                    =============       =============      ============
  Issuance of Common Stock for:
    Software                                                        $          -        $ 11,493,673       $        -
                                                                    =============       =============      ============
    Goodwill                                                        $     53,333        $    246,724       $ 1,503,333
                                                                    =============       =============      ============

                 See notes to consolidated financial statements

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INCORPORATION AND NATURE OF  BUSINESS

         AutoTradeCenter.com Inc. ("the Company") was incorporated pursuant to the laws of the State of Arizona on July 10, 1997 and began operations on September 22, 1997. In December 1998, the Company changed its name from Auto Network USA, Inc. to Auto Network Group, Inc. In March 1999, the Company again changed its name to AutoTradeCenter.com Inc. to more properly reflect its future direction as an Internet based wholesaler and remarketer of used automobiles. The wholesale automobile business principally involves activities related to redistributing used vehicles, typically acquired from franchised and independent auto dealers, lessors, banks and other finance companies and reselling them to other franchised and independent dealers. Prior to December 31, 2000 the Company engaged in these activities either as a fee-based service or as a principal. As a principal (land-based operations), the Company performed these services through independent wholesale brokers. Each broker bought, titled, and sold vehicles in the name of the Company. In November 2000, the Company decided to discontinue all of its land-based operations in order to concentrate efforts on remarketing used vehicles utilizing the Internet. Accordingly, it sold its land-based subsidiaries located in New Mexico, Texas, and Oregon on December 29, 2000, and transferred ownership of substantially all vehicles owned by its Scottsdale, Arizona operations on February 28, 2001 to certain of its former brokers.

         The Company's Internet operations facilitate the exchange (remarketing) of used vehicles from lessors, captive and other finance companies, banks, and franchised and independent auto dealers, to other franchised and independent dealers. The Company, generally, earns fees from these exchanges, utilizing its proprietary software. The Company currently has three contracts to remarket late model off-lease and program vehicles to specified franchised dealers. The Company currently does not act as principal in its Internet business.

         AutoTradeCenter.com Inc. stock is traded on the NASD Bulletin Board under the symbol AUTC.OB.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Auto Network Group of Arizona, Inc. ("ANET-AZ") Pinnacle Dealer Services, Inc. ("PDS"), National Dealer Services ("NDSCo"), AutoTradeCenter Remarketing Services Inc. formerly Walden Remarketing Services, Inc. ("Walden Remarketing"), and BusinessTradeCenter.com Inc. ("BTC"). All material intercompany accounts and transactions have been eliminated. Information regarding the discontinued operations of former subsidiaries; Auto Network Group of New Mexico, Inc. ("ANET-NM"), Auto Network Group Northwest, Inc. ("ANET-NW"), and Auto Group of SanAntonio, Ltd. ("ANET-SA"), is contained herein. Information regarding two other land-based subsidiaries that currently have no assets or liabilities, Auto-Network Group of Eastern PA, Inc. ("ANET-PA") and Auto Network Group of Denver, Inc. ("ANET-Den") also is contained herein.

RECLASSIFICATIONS

         Certain prior period amounts have been reclassified to conform to the current year presentation.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, disclosures at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH ITEMS

         Cash and cash items include all highly liquid debt instruments purchased with a maturity of three months or less at the date of acquisition. At times, cash balances held at financial institutions were in excess of federally insured limits.

INVENTORY

         Inventory (relating to discontinued operations) consists entirely of used vehicles that are stated at the lower of cost or market. The cost of used vehicles is determined on a specific identification basis. The cost of each vehicle includes the purchase price plus transportation and reconditioning expenses. The Company reduces the carrying value of each vehicle if the total cost exceeds the net realizable value of the vehicle. At March 31, 2001 as a result of the discontinuance of its land-based operations the Company has no inventory.

DEPRECIATION METHOD

         Equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the assets estimated useful lives ranging from 3 to 10 years.

SOFTWARE CAPITALIZATION AND WEBSITE DEVELOPMENT COSTS

         The Company follows Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, in determining the amount of software costs developed in-house to be capitalized. The Company applies Emerging Issues Task Force 00-02 Accounting for Website
Development Costs in determining the amount of website development costs to be capitalized.

         These standards require capitalization of certain direct development costs associated with internal use software and website development costs. Costs to be capitalized include internal and external direct project costs including, among others; payroll and labor, material, and services. These costs are included in software and are being amortized over a period not to exceed three years beginning when the software is substantially ready for use. Costs incurred on new projects, projects in a preliminary phase and projects that contract negotiations have not begun, as well as maintenance, and training costs are charged to expense as incurred.

AMORTIZATION OF INTANGIBLES

         Goodwill and other intangibles are amortized on a straight-line basis over periods ranging up to 10 years. The Company periodically assesses the recoverability of the cost of its goodwill based upon a review of projected undiscounted cash flows of the related operating entity. These cash flow estimates are prepared and reviewed by management in connection with the Company's annual long-range planning process. As of March 31, 2001, there had been no write down of goodwill (See information regarding reclassification of goodwill- Note B).

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


REVENUE RECOGNITION

         Revenue and the corresponding cost of revenue are recognized monthly. Customers are billed a per vehicle sales fee for vehicles sold while listed on the Company's hosted web sites. These sales are recorded in trade receivables until cash is received. The Company has implemented the requirements of Staff Accounting Bulletin 101, which did not have a material impact on revenue recognition in the financial statements.

         Formerly, land-based operating revenues and the corresponding cost of the sales were recognized when vehicles were sold to customers evidenced by a sale and a purchase order, respectively. The Company paid for the vehicle and received payment from its customers when the vehicle title was presented. It is not unusual for a title to lag several days behind the recordation of the vehicle purchase and physical delivery; correspondingly, a vehicle may be sold and delivered to a customer prior to the delivery of the title and the receipt of cash.

 EARNINGS (LOSS) PER SHARE

         Basic earnings (loss) per share have been computed based on the weighted average number of common shares outstanding. The computations exclude 430,465 shares held in escrow pending certain earn-out provisions. Diluted earnings per share for the year ended March 31, 1999, reflects the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options and the assumed conversion of debt and preferred stock. Basic and diluted earrings per share are the same for the years ended March 31, 2000, and 2001, as the Company reported losses for these years and a computation of fully diluted earnings would be anti-dilutive.

VALUATION OF STOCK OPTIONS

         The Company uses the intrinsic value method for valuing stock options issued to employees. The Company uses the fair value of goods or services received or the fair value of the options or warrants issued, whichever is more readily measurable, to determine the expense to record for options or warrants issued to non-employees.

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

SEGMENT REPORTING

         The Company is required to report information about its operating segments, as well as related disclosures about products and services, geographic areas and major customers. At March 31, 2001, Internet remarketing is the Company's only operating segment. All of its revenue for the year ended March 31, 2001 was earned from its contract with American Honda Finance Corporation. All former land-based operations are presented as discontinued operations.

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE B - RECLASSIFICATION OF GOODWILL

         When the Company acquired NDSCo on March 31, 2000, $2,039,123 of the purchase price was allocated to goodwill. The goodwill was assigned a useful life of 10 years. Upon further consideration the Company reclassified this allocation from goodwill to cost of software to more succinctly categorize the nature of the assets purchased. During the quarter ended December 31, 2000, as a result of the changes in its business plan including the disposition of its dealer-to-dealer land based business, the Company further determined that it could no longer estimate the useful life, if any, of this software. Accordingly, the carrying cost of this asset was considered impaired and written off in full during the year.

         When the Company acquired the remaining 45% minority interest of BTC on March 23, 2000, $9,374,550 of the purchase price was allocated to goodwill with an estimated life of 10 years. Upon further consideration, the Company reclassified this allocation from goodwill to cost of software to more succinctly categorize the nature of the assets purchased. Effective for the year ended March 31, 2000, the Company changed its estimate of the useful life of this asset from 10 years to 3 years.

         The reclassified consolidated balance sheet at March 31, 2000, among other things, reflects both of these reclassifications.



NOTE C -  DISCONTINUED OPERATIONS

         On November 30, 2000, the Company formalized its decision to exit its land-based operations no later than March 31, 2001, the end of its fiscal year. The disposition of the land-based operations represents the disposal of a business segment under APB Opinion No. 30. Accordingly, results of these operations have been classified as discontinued and prior periods have been restated, including the reallocation of fixed overhead charges to both business segments. As of December 29, 2000, the Company sold its land-based operations in Albuquerque, New Mexico; San Antonio, Texas; and Bend, Oregon to Automotive
Disposition Management Services, Inc., ("ADM") an affiliated Arizona corporation, in exchange for a 16% interest in ADM. The Company sold substantially all of its land-based operations in Scottsdale Arizona, to certain of its independent contract brokers effective February 28, 2001, thereby completing the discontinuance of all land-based operations. The Company has recorded an actual loss of $748,475 on the sale of its land-based operations to ADM, recorded total losses of $277,388 related to the earlier closing of its Pennsylvania operation and accrued an estimated loss of $1,313,582 on disposal of its Scottsdale operations, including $50,000 in estimated future expenses, included in accrued expenses. Total losses on disposition of land-based operations increased $687,392 over the amount reported in the Company's interim financial statements contained in Form 10-Q for the period ended December 31, 2000. The additional losses included among other things; $250,000 in additional allowance for losses for unpaid balances due the Company at December 31, 2000 from its independent contractor brokers, additional losses of $225,693 attributable to the sale and disposition of inventory during the three months ended March 31, 2001 that could not be charged to and collected from such brokers, an additional loss of $38,596, from the sale of subsidiary operations other than Scottsdale, with the balance attributable to general and administrative expenses related to closing the Scottsdale operation.

         The following schedule of net assets from discontinued operations, long term debt and notes payable of discontinued operations, and financial statements show the effect of discontinued operations to the consolidated balance sheets at March 31, 2001 and March 31, 2000 and to the condensed consolidated statements of operations and cash flow for the fiscal years ended March 31, 2001, 2000 and 1999.

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE C - DISCONTINUED OPERATIONS (CONTINUED)



SCHEDULE OF NET ASSETS FROM DISCONTINUED OPERATIONS:

                                                                  MARCH 31, 2001           MARCH 31, 2000
                                                                  --------------           --------------
ASSETS:

  Accounts receivable - trade, net                                       $60,659              $ 5,743,845
  Accounts receivable - employees and brokers, net                             -                  332,122
  Inventory                                                               28,000                4,648,492
  Goodwill and property and equipment                                          -                  316,311
                                                                         -------              -----------
                                                                          88,659               11,040,770
                                                                         -------              -----------
LIABILITIES:
  Accounts payable - trade                                                66,847                4,401,858
  Notes payable - related party and other                                      -                5,376,821
  Accrued liabilities                                                         --                  238,925
                                                                         -------              -----------
                                                                          66,847               10,017,604
                                                                         -------              -----------
NET ASSETS FROM DISCONTINUED OPERATIONS                                  $21,812              $ 1,023,166
                                                                         =======              ===========


RESULTS OF OPERATIONS OF DISCONTINUED LAND-BASED SEGMENT:
     AUTOTRADECENTER.COM INC. AND SUBSIDIARIES

                                                                      FOR THE YEAR ENDED
                                                          3/31/2001*        3/31/2000         3/31/1999
                                                        --------------    --------------     ------------
Net Sales                                               $ 123,171,010     $ 131,568,705     $ 97,665,410
Cost of Sales                                             117,257,094       125,770,135       93,388,836
                                                        --------------    --------------    -------------
  Gross Profit                                              5,913,916         5,799,570        4,276,574
                                                        --------------     -------------     ------------


Operating Expenses:
  Selling                                                   4,376,272         3,843,922        2,772,192
  General and administrative                                1,199,064         1,783,874          679,383
  Bad debt expense                                             75,000         1,045,970           90,055
  Depreciation and amortization                                36,165            38,428            3,816
                                                        --------------     -------------     ------------
    Total Operating Expenses                                5,686,501         6,712,194        3,545,446
                                                        --------------     -------------     ------------

Income(loss) from operations                                  227,415          (912,624)         731,128

Other income (expense):
  Miscellaneous                                               139,599           102,133           70,686
  Interest expense                                           (690,853)         (887,094)        (353,323)
                                                        --------------     -------------     ------------
    Total other income(expense) - net                        (551,254)         (784,961)        (282,637)
                                                        --------------     -------------     ------------
Net income (loss) before income taxes               *   $    (323,839)    $  (1,697,585)    $    449,401
                                                        ==============    ==============    =============


* Through 12/31/00 date of discontinuance

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE C - DISCONTINUED OPERATIONS (CONTINUED)


Long term debt and notes payable related to discontinued operations at March 31, 2000 consisted of the following:


RELATED PARTY AND AFFILIATES:

o    Notes  payable  to  former officer and director,  12% annual  interest  payable  monthly, collateralized by all accounts receivable,  inventory, equipment and certain intangibles,
     $852,000  due April 1, 2001,  $300,000  due January 15,  1999,  30 day  renewable  terms, subordinated  to senior debt.  The $852,000  note can be  accelerated  if either Roger L.
     Butterwick  or John E.  Rowlett  ceases  to be an  officer  or  director.  (See 1. and 2.
     below)                                                                                         $  960,000
o    Note  payable  to  an entity  controlled by a former officer and director of the Company,
     12%  annual  interest  payable  monthly,   collateralized  by  all  accounts  receivable,
     inventory,  equipment,  and certain intangibles.  $569,307 is due June 30, 2000, $569,307 is due  September  30,  2000,  $569,306  is due  December  31,  2000 with the  balance of
     $967,500  due  April  1,  2001.  This  note is  subordinated  to  senior  debt and can be accelerated  if either Roger L.  Butterwick or John E. Rowlett ceases to be an officer or
     director (See 2. below).                                                                        2,338,613

o    $1,572,000  line of credit to an entity  controlled by three  officers of ANET-NW,  annual interest at prime plus 6% (currently 15%), secured by all accounts receivable,  inventory,
     and furniture and equipment, due July 14, 2000.                                                 1,409,683

o    Note  payable to an entity  controlled  by two  officers of ANET-NM,  15% annual  interest
     payable monthly, due June 30, 2000, subordinated to senior debt.                                  174,116

o    Note payable to an entity  controlled by two former officers and directors of the Company,
     12% annual interest payable monthly,  collateralized by inventory, due May 13, 2000 and 30
     day renewable terms, subordinated to senior debt (See 2. below).                                  300,000

o    Notes payable to a related party, 15% annual interest payable monthly, due on demand.              17,000

o    Note payable to a related party, 15% annual interest payable monthly, due on demand.               35,000

o    Note  payable to an entity  controlled  by two  officers of ANET-NM,  12% annual  interest
     payable monthly, due on demand.                                                                    50,000

o    Note payable to an officer of ANET-NM,  15% annual interest payable  monthly,  due upon 30
     days notice, subordinated to senior debt.                                                          92,409
                                                                                                    ----------
Total long-term debt and notes payable discontinued operations                                       5,376,821

Less current portion of long-term debt and notes payable:
Related party and affiliates                                                                         3,557,321
                                                                                                    ----------
Total long-term debt                                                                                $1,819,500
                                                                                                    ==========

1. A note in the amount of $300,000 is convertible, at the option of note holder, into shares of the Company's common stock at a conversion price of $0.10 per share. The option expires 30 days after the term of the note. This note was converted into 3,000,000 shares of common stock on May 1, 2000.

2.   Various notes maturing during the year were extended by mutual agreement.

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE C - DISCONTINUED OPERATIONS (CONTINUED)

Impact of discontinued operations to the consolidated balance sheet for the year ended March 31, 2000:

                                                                              RECLASSIFICATION
                                                                 2000               FOR
ASSETS                                                       AS ORIGINALLY      DISCONTINUED              2000
                                                               REPORTED          OPERATIONS         AS RECLASSIFIED
                                                             -------------      -------------        -------------
Current assets:
  Cash                                                       $  4,355,738       $          -         $  4,355,738
  Accounts receivable - trade                                   5,743,845         (5,743,845)                   -
  Accounts receivable - employees and related parties             332,122           (332,122)                   -
  Inventory                                                     4,648,492         (4,648,492)                   -
  Prepaid expenses and other                                      110,272                  -              110,272
  Net assets of discontinued operations, net                            -          1,023,166            1,023,166
                                                             -------------      -------------        -------------
     Total current assets                                      15,190,469         (9,701,293)           5,489,176
                                                             -------------      -------------        -------------

Property and equipment, net                                     1,423,398           (610,280)             813,118
Software, net                                                           -         12,013,608           12,013,608
                                                             -------------      -------------        -------------
                                                                1,423,398          11,403,328          12,826,726
                                                             -------------      -------------        -------------

Intangible assets, net                                         13,506,484        (11,719,639)           1,786,845
                                                             -------------      -------------        -------------

       Total assets                                          $ 30,120,351       $(10,017,604)        $ 20,102,747
                                                             =============      =============        =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable - trade                                   $  4,401,858       $ (4,401,858)        $          -
  Accounts payable - employees and related parties                      -                  -                    -
  Notes payable - related party                                 4,086,128         (4,086,128)                   -
  Notes payable - bank                                          1,112,418                  -            1,112,418
  Notes payable - other                                                 -                  -                    -
  Accrued liabilities                                             245,049           (238,925)               6,124
                                                             -------------      -------------        -------------
     Total current liabilities                                  9,845,453         (8,726,911)           1,118,542
                                                             -------------      -------------        -------------

Non-current liabilities:
  Deferred income taxes                                                 -                  -                    -
  Long term debt - related party                                1,819,500         (1,290,693)             528,807
                                                             -------------      -------------        -------------
     Total non-current liabilities                              1,819,500         (1,290,693)             528,807
                                                             -------------      -------------        -------------

Commitments and contingencies

Stockholders' equity:
  Convertible preferred stock, Series C; $0.10 par value;
     400,000 shares authorized; 20,800 issued and
     outstanding in 2000; liquidation preference $100.00
     per share                                                  1,906,536                  -            1,906,536
  Convertible preferred stock, Series D; $0.10 par value;
     600,000 shares authorized; 31,200 issued and
     outstanding in 2000; liquidation preference $100.00
     per share                                                  2,859,805                  -            2,859,805
  Common stock, no par value; 100,000,000 shares
     authorized; 27,652,609 shares issued and outstanding
     in 2000                                                   19,779,542                  -           19,779,542
  Retained deficit                                             (6,090,485)                 -           (6,090,485)
                                                             -------------      -------------        -------------
     Total stockholders' equity                                18,455,398                  -           18,455,398
                                                             -------------      -------------        -------------

       Total liabilities and stockholders' equity            $ 30,120,351       $(10,017,604)        $ 20,102,747
                                                             =============      =============        =============

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE C - DISCONTINUED OPERATIONS (CONTINUED)


Impact of discontinued operations to the consolidated balance sheet for the year ended March 31, 1999:


                                                                              RECLASSIFICATION
                                                                 1999               FOR
ASSETS                                                       AS ORIGINALLY      DISCONTINUED              1999
                                                               REPORTED          OPERATIONS         AS RECLASSIFIED
                                                             -------------      -------------        -------------
Current assets:
  Cash                                                       $    297,752       $          -         $    297,752
  Accounts receivable - trade                                   4,971,798         (4,873,188)              98,610
  Accounts receivable - employees and related parties             324,248           (324,248)                   -
  Inventory                                                     5,028,357         (5,028,357)                   -
  Prepaid expenses and other                                       79,153            (73,887)               5,266
                                                             -------------      -------------        -------------
     Total current assets                                      10,701,308        (10,299,680)             401,628
                                                             -------------      -------------        -------------

Net assets of discontinued operations                                   -          2,280,228            2,280,228
Property and equipment, net                                       168,444            (50,308)             118,136
Software, net                                                           -              5,442                5,442
                                                             -------------      -------------        -------------
                                                                  168,444          2,235,362            2,403,806
                                                             -------------      -------------        -------------

Intangible assets, net                                          2,207,378           (221,995)           1,985,383
                                                             -------------      -------------        -------------

     Total assets                                            $ 13,077,130       $ (8,286,313)        $  4,790,817
                                                             =============      =============        =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable - trade                                      4,198,742         (4,174,029)              24,713
  Accounts payable - employees and related parties                250,251           (250,251)                   -
  Notes payable - related party                                 1,902,833         (1,902,833)                   -
  Notes payable - bank                                          1,268,500                  -            1,268,500
  Notes payable - other                                           301,000           (301,000)                   -
  Accrued liabilities                                             269,117           (218,394)              50,723
                                                             -------------      -------------        -------------
     Total current liabilities                                  8,190,443         (6,846,507)           1,343,936
                                                             -------------      -------------        -------------

Non-current liabilities:
  Deferred income taxes                                             7,010                  -                7,010
  Long-term debt - related party                                1,968,613         (1,439,806)             528,807
                                                             -------------      -------------        -------------
     Total non-current liabilities                              1,975,623         (1,439,806)             535,817
                                                             -------------      -------------        -------------

Commitments and contingencies

Stockholders' equity:
  Convertible preferred stock, Series B; $10.00 par value;
     250,000 shares authorized; 47,000 issued and
     outstanding in 1999                                          372,037                  -              372,037
  Common stock, no par value; 100,000,000 shares
     authorized; 20,385,084 shares issued and
     outstanding in 1999                                        2,664,479                  -            2,664,479
  Retained deficit                                               (125,452)                 -             (125,452)
                                                             -------------      -------------        -------------
     Total stockholders' equity                                 2,911,064                  -            2,911,064
                                                             -------------      -------------        -------------

       Total liabilities and stockholders' equity            $ 13,077,130       $ (8,286,313)        $  4,790,817
                                                             =============      =============        =============

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE C - DISCONTINUED OPERATIONS (CONTINUED)

Impact of discontinued operations to the consolidated statement of operations for the year ended March 31, 2000:

                                                                               RECLASSIFICATION
                                                                  2000               FOR
                                                             AS ORIGINALLY       DISCONTINUED            2000
                                                                REPORTED          OPERATIONS        AS RECLASSIFIED
                                                             --------------     --------------       -------------
Net sales                                                    $ 131,861,292      $(131,569,705)       $    291,587
Cost of sales                                                  125,770,135       (125,770,135)                  -
                                                             --------------     --------------       -------------
Gross profit                                                     6,091,157        (5,799,570)             291,587
                                                             --------------     --------------       -------------

Operating expenses:
  Salary                                                                 -             54,000             54,000
  Selling                                                        4,084,987         (3,843,922)            241,065
  General and administrative                                     2,397,342         (1,837,874)            559,468
  Bad debt expense                                               1,045,970         (1,045,970)                  -
  Depreciation and amortization                                    358,228            (38,428)            319,800
                                                             --------------     --------------       -------------
     Total operating expenses                                    7,886,527         (6,712,194)          1,174,333
                                                             --------------     --------------       -------------

Loss from operations                                            (1,795,370)           912,624            (882,746)
                                                             --------------     --------------       -------------

Other income (expense):
  Miscellaneous                                                    102,133           (102,133)                  -
  Interest expense - related party                                (768,121)           704,665             (63,456)
  Interest expense                                                (182,429)           182,429                   -
                                                             --------------     --------------       -------------
     Total other income (expense) - net                           (848,417)           784,961             (63,456)
                                                             --------------     --------------       -------------

Net loss from continuing operations                             (2,643,787)         1,697,785           (946,202)
                                                             --------------     --------------       -------------

Loss from discontinued operations of land-based segment                  -         (1,697,585)         (1,697,585)
                                                             --------------     --------------       -------------

Net loss before income taxes                                    (2,643,787)                 -          (2,643,787)
                                                             --------------     --------------       -------------

Income tax (expense) benefit                                        56,034            (56,034)                  -
   Continuing operations                                                 -                  -                   -
   Discontinued operations                                               -             56,034              56,034
                                                             --------------     --------------       -------------
                                                                    56,034                  -              56,034
                                                             --------------     --------------       -------------

Net Loss                                                     $  (2,587,753)     $           -        $ (2,587,753)
                                                             ==============     ==============       =============

Basic loss per share                                         $       (0.12)
   Continuing operations                                                        $       (0.04)       $      (0.04)
   Discontinued operations                                                      $       (0.08)       $      (0.08)

Diluted loss per share                                       $       (0.12)
   Continuing operations                                                        $       (0.04)       $      (0.04)
   Discontinued operations                                                      $       (0.08)       $      (0.08)

Weighted average shares number of common shares outstanding
   Basic                                                        21,638,671                  -          21,638,671
   Fully diluted                                                21,638,671                  -          21,638,671


                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE C - DISCONTINUED OPERATIONS (CONTINUED)


Impact of discontinued operations to the consolidated statement of operations for the year ended March 31, 1999:

                                                                              RECLASSIFICATION
                                                                 1999               FOR
                                                             AS ORIGINALLY      DISCONTINUED            1999
                                                               REPORTED          OPERATIONS       AS RECLASSIFIED
                                                             -------------      -------------      -------------

Net sales                                                    $ 97,665,410       $(97,665,410)      $          -
Cost of sales                                                  93,388,836        (93,388,836)                 -
                                                             -------------      -------------      -------------
Gross profit                                                    4,276,574         (4,276,574)                 -
                                                             -------------      -------------      -------------

Operating expenses:
  Salary                                                                -             63,000             63,000
  Selling                                                       2,772,192         (2,772,192)                 -
  General and administrative                                      868,556           (742,383)           126,173
  Bad debt expense                                                 90,055            (90,055)                 -
  Depreciation and amortization                                    27,858             (3,816)            24,042
                                                             -------------      -------------      -------------
     Total operating expenses                                   3,758,661         (3,545,446)           213,215
                                                             -------------      -------------      -------------

Income (loss) from operations                                     517,913           (731,128)          (213,215)
                                                             -------------      -------------      -------------

Other income (expense):
  Miscellaneous                                                    70,686            (70,686)                 -
  Interest expense - related party                               (286,824)           223,368            (63,456)
  Interest expense                                               (129,955)           129,955                  -
                                                             -------------      -------------      -------------
     Total other income (expense) - net                          (346,093)           282,637            (63,456)

Net (loss) income  from continuing operations                     171,820           (448,491)          (276,671)
                                                             -------------      -------------      -------------

Income from discontinued operations of land-based segment               -            448,491            448,491
                                                             -------------      -------------      -------------

Net income before income taxes                                    171,820                  -            171,820
                                                             -------------      -------------      -------------

Income tax (expense) benefit                                      (56,579)            56,579                  -
  Continuing operations                                                 -             50,302             50,302
  Discontinued operations                                               -           (106,881)          (106,881)
                                                             -------------      -------------      -------------
                                                                  (56,579)                 -            (56,579)
                                                             -------------      -------------      -------------

Net Income                                                   $    115,241       $          -            115,241
                                                             =============      =============      =============

Basic earnings (loss) per share                              $       0.01
  Continuing operations                                                         $      (0.02)      $      (0.02)
  Discontinued operations                                                       $       0.03       $       0.03

Diluted earnings (loss) per share                            $       0.01
  Continuing operations                                                         $      (0.02)      $      (0.02)
  Discontinued operations                                                       $       0.03       $       0.03

Weighted average shares number of common shares outstanding
  Basic                                                        13,726,397                  -         13,726,397
  Fully diluted                                                22,826,745                  -         22,826,745

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE C - DISCONTINUED OPERATIONS (CONTINUED)


Impact of discontinued operations to the consolidated statement of cash flows for the year ended March 31, 2000:

                                                                              RECLASSIFICATION
                                                                  2000              FOR
    `                                                        AS ORIGINALLY      DISCONTINUED            2000
                                                               REPORTED          OPERATIONS       AS RECLASSIFIED
                                                             -------------      -------------      -------------
Cash flows from operating activities:
    Net loss                                                 $ (2,587,753)      $  2,587,753       $          -
       Continuing operations-net of income taxes                        -           (946,202)          (946,202)
       Discontinued operations-net of income taxes                      -         (1,641,551)        (1,641,551)
                                                             -------------      -------------      -------------
                                                               (2,587,753)                 -         (2,587,753)
    Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation and amortization                             358,228            (38,428)           319,800
        Bad debt expense                                        1,045,970         (1,045,970)                 -
        Stock or stock options issued for services                351,280                  -            351,280
    (Increase) decrease in:
        Net assets of discontinued operations                           -          1,257,062          1,257,062
        Accounts receivable                                    (1,825,891)         1,924,501             98,610
        Inventory                                                 379,866           (379,866)                 -
        Prepaid expenses and other current assets                  24,915           (129,921)          (105,006)
    Increase (decrease) in:
        Accounts payable                                          (47,135)            22,423            (24,712)
        Accrued liabilities                                       (67,774)            23,175            (44,599)
        Deferred income taxes                                      (3,545)            (3,465)            (7,010)
                                                             -------------      -------------      -------------
         Net cash  provided by (used in) operating
           activities                                          (2,371,839)         1,629,511           (742,328)
                                                             -------------      -------------      -------------

Cash flows from investing activities:
    Purchase of property and equipment and software              (536,512)           116,147           (420,365)
    Sale of property and equipment                                 62,675            (16,730)            45,945
    Investment in other assets                                          -                  -                  -
    Net cash paid for acquisitions                                      -                  -                  -
                                                             -------------      -------------      -------------
         Net cash used in investing activities                   (473,837)            99,417           (374,420)
                                                             -------------      -------------      -------------

Cash flows from financing activities:
    Net Proceeds from borrowings                               85,699,933        (85,541,540)           158,393
    Repayment of borrowings                                   (85,856,015)        85,856,015                  -
    Proceeds from related party borrowings                      3,175,703         (3,175,703)                 -
    Repayment of related party borrowings                      (1,132,300)         1,132,300                  -
    Proceeds from long-term debt                                        -                  -                  -
    Proceeds from issuance of convertible preferred stock       4,766,341                  -          4,766,341
    Proceeds from issuance of common stock                        250,000                  -            250,000
                                                             -------------      -------------      -------------
        Net cash  provided by financing activities              6,903,662         (1,728,928)         5,174,734
                                                             -------------      -------------      -------------

Net change in cash                                              4,057,986                  -          4,057,986

Beginning cash balance                                            297,752                  -            297,752
                                                             -------------      -------------      -------------

Ending cash balance                                             4,355,738                  -          4,355,738
                                                             =============      =============      =============

Supplemental disclosures:
    Interest paid                                            $    950,550       $          -       $          -
                                                             =============      =============      =============
    Interest paid including discontinued operations          $          -       $    887,094       $    887,094
                                                             =============      =============      =============
    Interest paid for continuing operations                  $          -       $     64,456       $     63,456
                                                             =============      =============      =============
    Income taxes paid                                        $      3,000                  -              3,000
                                                             =============      =============      =============

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE C - DISCONTINUED OPERATIONS (CONTINUED)

Impact of discontinued operations to the consolidated statement of cash flows for the year ended March 31, 1999:

                                                                              RECLASSIFICATION
                                                                 1999               FOR
                                                             AS ORIGINALLY      DISCONTINUED            1999
                                                               REPORTED          OPERATIONS       AS RECLASSIFIED
                                                             ------------       ------------       ------------
Cash flows from operating activities:
    Net (loss) income                                        $   115,241        $  (115,241)       $         -
       Continuing operations-net of income taxes                       -           (226,369)          (226,369)
       Discontinued operations-net of income taxes                     -            341,610            341,610
                                                             ------------       ------------       ------------
                                                                 115,241                  -            115,241
                                                             ------------       ------------       ------------
    Adjustments to reconcile net income to net cash
        provided by operating activities:
      Depreciation and amortization                               27,858             (3,816)            24,042
      Bad debt expense                                            90,055            (90,055)                 -
      Stock or stock options issued for services                  23,083                  -             23,083
    (Increase) decrease in:
      Net assets of discontinued operations                            -         (1,823,695)        (1,823,695)
      Accounts receivable                                     (3,582,169)         3,483,559            (98,610)
      Inventory                                               (2,845,459)         2,845,459                  -
      Prepaid expenses and other current assets                  (70,906)            65,640             (5,266)
    Increase (decrease) in:
      Accounts payable                                         2,448,261         (2,423,549)            24,712
      Accrued liabilities                                         95,445            (44,722)            50,723
      Deferred income taxes                                        3,545              3,465              7,010
                                                             ------------       ------------       ------------
        Net cash  provided by (used in) operating
          activities                                          (3,695,046)         2,012,286         (1,682,760)
                                                             ------------       ------------       ------------

Cash flows from investing activities:
    Purchase of property and equipment and software             (158,287)           (17,159)          (175,446)
    Sale of property and equipment                                56,277              1,243             57,520
    Investment in other assets                                      (605)               605                  -
    Net cash paid for acquisitions                               (79,570)             8,664            (70,906)
                                                             ------------       ------------       ------------
        Net cash used in investing activities                   (182,185)            (6,647)          (188,832)
                                                             ------------       ------------       ------------

Cash flows from financing activities:
    Net Proceeds from borrowings                               4,868,500         (3,600,000)         1,268,500
    Repayment of borrowings                                   (3,625,000)         3,625,000                  -
    Proceeds from related party borrowings                     1,903,033         (1,903,033)                 -
    Repayment of related party borrowings                       (560,500)           560,500                  -
    Proceeds from long-term debt                               1,216,913           (688,106)           528,807
    Proceeds from issuance of convertible preferred
      stock                                                      372,037                  -            372,037
                                                             ------------       ------------       ------------
        Net cash  provided by financing activities             4,174,983         (2,005,639)         2,169,344
                                                             ------------       ------------       ------------

Net change in cash                                               297,752                  -            297,752

Beginning cash balance                                                -                   -                   -
                                                             ------------       ------------       ------------
Ending cash balance                                          $   297,752        $                  $   297,752

Supplemental disclosures:
    Interest paid                                            $   710,012        $  (710,012)       $         -
                                                             ============       ============       ============
    Interest paid including discontinued operations          $         -        $   355,006        $   355,006
                                                             ============       ============       ============
    Interest paid for continuing operations                  $                  $    63,456        $    63,456
                                                             ============       ============       ============
    Income taxes paid                                        $    73,527               -           $    73,527
                                                             ============       ============       ============

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE C - DISCONTINUED OPERATIONS (CONTINUED)


The following schedule shows the computation of the loss resulting from discontinuing the land-based segment:

              Loss from sale of: ANET-NM, ANET-NW, and ANET-SA:

                 Carrying value                                                   $1,596,933
                 Sales price                                                       1,200,000
                                                                                  ----------
                      Loss                                                           396,933
                 Un-amortized goodwill                                               351,542
                                                                                  ----------

                 Total loss on sale of land-based subsidiaries                                       $  748,475

              Loss from transfer and closing of Scottsdale land-based facility:
                    Operations:
                      Sale of equipment                                               17,793
                      Inventory losses due to sale                                   425,693
                      Uncollectible brokers accounts                                 593,635
                      Costs of closing operations                                    226,461
                      Accured future costs of closing operations                      50,000
                                                                                  ----------
                                                                                                      1,313,582
              Loss from closing Pennsylvania                                                            277,388
                                                                                                     ----------
              Total loss from discontinuing land-based segment                                       $2,339,445
                                                                                                     ==========



NOTE D - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following: (No allowance for doubtful accounts is considered necessary since all accounts are deemed fully collectible.)

                                                  March 31,
                                      ---------------- -----------------
                                              2001             2000
                                              ----             ----

       Trade accounts receivable            $224,298           $  -
       Due from employees                      8,535              -
                                            --------           ----
                                            $232,833           $  -
                                            ========           ====

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


  NOTE E - PROPERTY AND EQUIPMENT

  Property and equipment consist of the following:

                                                                                           March 31,
                                                                Depreciation    ---------------------------------
                                                                LIFE/METHOD                 2001            2000
                                                                -----------                 ----            ----
  Computers and equipment                                        3 years/SL          $   739,638     $   665,890
  Vehicles                                                       3 years/SL                    -         229,910
  Furniture and fixtures                                         7 years/SL               62,072          41,616
  Leasehold improvements                                         5 years/SL                6,300               -

                                                                                         808,100         937,416
  Less accumulated depreciation                                                         (299,061)       (124,298)

                                                                                     $   508,949     $   813,118


  Software and Website programming consist of the following:
    Software/systems design                                      3 years/SL          $10,804,765     $12,448,037
    Less accumulated amortization                                                     (3,265,427)       (434,429)
                                                                                     ------------    ------------
                                                                                     $ 7,539,338     $12,013,608
                                                                                     ============    ============

         The Company, in its fiscal year ended March 31, 2001, charged an impairment loss of $2,261,486 on the disposal of software acquired when the Company purchased all of the outstanding common stock in NDSCo. This software provides dealer-to-dealer Internet trading for the exchange of used automobiles and is not included in the Company's current business plan which is focused on the remarketing of off-lease and program vehicles .



NOTE  F - GOODWILL AND INTANGIBLES

                                                                                           March 31,
                                                                Amortization    ---------------------------------
                                                                LIFE/METHOD                 2001            2000
                                                                -----------                 ----            ----
  Goodwill and intangibles                                                           $ 1,989,612      $1,988,611
  Less accumulated amortization                                 10 years/SL             (398,912)       (201,766)
                                                                                     ------------    ------------
                                                                                     $ 1,590,700      $1,786,845
                                                                                     ============    ============


NOTE G - LONG-TERM DEBT AND NOTES PAYABLE:

RELATED PARTY AND AFFILIATES:                                                           2001          2000
o        Notes payable to former  officer  and  director,  12%  annual  interest payable monthly, collateralized by all accounts receivable,  inventory, equipment and certain  intangibles  due April 1, 2002.  The note can be accelerated if either Roger L.  Butterwick or John E. Rowlett ceases to be an officer or director.  The note is  guaranteed  by Mr.  Butterwick and Mr. Rowlett as  individuals.  The note is convertible at the option of the  holder  into  common  shares of the  Company  at the  lesser of
         $0.375 per share or the average  trading  price of such  common  shares
         for 30 previous trading days prior to conversion.                            $ 402,000      $   192,000

o Note payable to an entity controlled by a former officer and director of the Company, 12% annual interest payable monthly, collateralized







                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

RELATED PARTY AND AFFILIATES:                                                           2001          2000

         by  all   accounts   receivable,   inventory,   equipment, and  certain
         intangibles  due April 1, 2002 This note is subordinated to senior debt and can be accelerated if either Roger L. Butterwick or John E. Rowlett cease to be an  officer  or  director.  The note is  guaranteed  by Mr.
         Butterwick and Mr.  Rowlett as  individuals  The note is convertible at the  option of the  holder  into  common  shares of the  Company at the lesser of $0.375 per share or the average  trading price of such common
         shares for 30 previous trading days prior to conversion.                       336,807          336,807

BANK:
o        $3,000,000  revolving line of credit,  1.5% over prime,  secured by all accounts  receivable,  inventory,  equipment  and certain  intangibles,
         partially guaranteed by one officer, due June 30, 2000. (Note 1)                     -        1,112,418
                                                                                      ----------     ------------

Total notes payable                                                                     738,807        1,641,225
Less long-term notes                                                                   (538,807)        (528,807)
                                                                                      ----------     ------------
Notes payable-current portion   ( see Note R-Subsequent events)                       $ 200,000      $ 1,112,418
                                                                                      ==========     ============

1. Subject to the bank's approval, the loan may be increased to the lessor of 85% of the eligible accounts receivable or $3 million. The amount of the average unused line as of year-end is $1,765,895. The bank charges a fee on the amount of the unused line by taking the average unused portion times .25% divided by 360 times the days in the month. This calculated into a fee of $380 for the month of March 2000. In addition, the loan requires net income and equity limits be met and limits capital expenditures, officers' pay and additional indebtedness. At March 31, 2000, the Company was in violation of various provisions of the loan agreement. These provisions apply to the amount of net loss incurred and the amount of capital expenditures incurred. The lender subsequently waived these Events of Default. The line of credit was repaid in full in February 2001.


NOTE H - FAIR VALUE OF FINANCIAL INSTRUMENTS

         The methods and assumptions used to estimate the fair value of each class of financial instrument are as follows:

CASH AND CASH EQUIVALENTS, RECEIVABLES, AND ACCOUNTS PAYABLE

         The carrying amount approximates fair value due to the short-term maturity of these instruments.

LONG-TERM DEBT

         The fair value of long-term debt was based upon market prices where available or current borrowing rates available for financing with similar terms and maturities.

                                                                         March 31,
                                           --------------------------------------------------------------------
                                                          2001                              2000
                                           ---------------------------------- ---------------------------------
                                                                  Carrying                        Carrying
                                                FAIR VALUE         VALUE         FAIR VALUE        VALUE
Cash and cash equivalents                        $209,068         $209,068       $4,355,738      $4,355,738
Notes payable                                                     $738,807       $1,641,225      $1,641,225

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE I - INCOME TAXES

         The income tax provision (benefit) shown in the consolidated income statement is detailed for each year.

                                                                                    March 31,
                                                                  -------------------------------------------
                                                                  2001                 2000             1999
                                                                  ----                 ----             ----
Currently payable (receivable):
           Federal                                                $  -              $(38,459)         $43,564
           State                                                     -               (10,565)           9,470
                                                                  ----              ---------         -------
           Total currently payable                                   -               (49,024)          53,034

Deferred:
           Federal                                                   -                (5,105)           3,154
           State                                                     -                (1,905)             391
                                                                  ----              ---------         -------
           Total deferred                                            -                (7,010)           3,545
                                                                  ----              ---------         -------
Total                                                             $  -              $(56,034)         $56,579
                                                                  ====              =========         =======


         The income tax provision (benefit) for continuing operations varied from the federal statutory rate as follows for each year.

                                                                                       March 31,
                                                                       --------------------------------------
                                                                       2001             2000             1999
                                                                       ----             ----             ----
U.S. Statutory rate                                                    -34%             -34%              34%
State income taxes, net of federal income tax benefit                   -8%              -8%               8%
Valuation allowance                                                     42%              39%               0%
                                                                        ---             ----             ----
                                                                         0%               3%              42%
                                                                       ====             ====             ====

         The Company has a federal tax loss carryforward of approximately $14,300,000 of which approximately $1,450,000 expires in 2020 and $12,850,000 expires in 2021.

         The Company has undergone a change in ownership of over 50% during the preceding 36 months. Accordingly, Section 382 of the Internal Revenue Code will limit the Company's annual utilization of its net-operating loss carryforward to an amount equal to the pre-change value of the Company multiplied by the federal long-term tax exempt interest rate. The application of Section 382 also may result in a portion of the Company's net operating loss carryforwards to expire unused.

         The following summarizes the tax effects of the significant temporary differences which comprise the deferred tax asset or liability for each year.

                                                                                March 31,
                                                                ---------------------------------------------
                                                                     2001             2000            1999
                                                                     ----             ----            ----
Bad debt reserve                                                $         -         $ 439,307       $  37,823
Other                                                                                       -         (41,368)
Net operating loss carryforward                                   6,013,809          615,049                -
                                                                ------------     ------------       ----------
Net deferred tax asset (liability)                                6,013,809        1,054,356          (3,545)
Valuation allowance                                              (6,013,809)      (1,054,356)               -
                                                                ------------     ------------       ----------
Net deferred income tax (liability)                             $         -      $         -        $ (3,545)
                                                                ============     ============       ==========

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE J - EARNINGS PER SHARE

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

The computation of basic and dilutive earnings
per common share follows:                                              YEAR ENDED MARCH 31,
                                                       -------------------------------------------------
                                                             2001              2000               1999
Income (loss) available to common stockholders:
Continuing operations-basic and diluted                $ (9,060,369)     $   (946,202)     $   (226,369)

Discontinued operations                                  (2,663,285)       (1,641,551)          341,610
  Effect of dilutive securities - convertible debt                -                 -            68,573
                                                       -------------     -------------     -------------
                                                       $(11,723,654)     $ (2,587,753)     $    183,814
                                                       =============     =============     =============
Weighted average number of common shares
outstanding - basic                                      32,777,824        21,638,671        13,726,397

Conversion of Series A preferred stock                          -0-               -0-         4,181,427
Conversion of Series B preferred stock                          -0-               -0-           388,235
Exercise of stock options                                       -0-               -0-           167,260
Exercise of warrants                                            -0-               -0-           844,655
Conversion of debt                                              -0-               -0-         3,518,771
                                                       -------------     -------------     -------------
Weighted average number of common shares
outstanding - diluted                                    32,777,824        21,638,671        22,826,745
                                                       =============     =============     =============

Basic earnings (loss) per common share:
  Continuing operations                                $      (0.28)     $      (0.04)     $      (0.02)
  Discontinued operations                              $      (0.08)     $      (0.08)     $       0.03


Diluted earnings (loss) per common share
  Continuing operations                                $      (0.28)     $      (0.04)     $      (0.01)
  Discontinued operations                              $      (0.08)     $      (0.08)     $       0.02


         The effects of convertible debt and preferred stock along with the stock options and warrants have not been included in the calculation of diluted earnings per share for the years ended March 31, 2001 and March 31, 2000, because they are anti-dilutive.

         As described in Notes G, L and M, the Company has convertible debt, contingently issuable stock, options, warrants and convertible preferred stock.

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE K - COMMITMENTS

         The Company leases its facility in Scottsdale, Arizona from an unrelated third party under an operating lease expiring September 30, 2002 at an annual cost of $87,737. It also is obligated to pay annual net rentals of approximately $33,497 for a land-based facility in Denver, Colorado. Reserves established at March 31, 2001, should be adequate to cover such expenses in the event the Company is unable to further sub-lease this property. Both of these leases require the Company to pay all maintenance, insurance, and taxes on the leased property.


         The following schedule shows the future minimum lease payments required by year under the various operating leases:


Year ending March 31,         2002          $286,387
                              2003            96,162
                              2004            38,548
                              2005            31,397
                              2006             5,233
                                            --------
                                            $457,727
                                            ========


         The Company sub-leases a portion of its former land-based Scottsdale facility to two unrelated third parties. One of the sub-leases is a $3,000 month-to-month rental. The other third party's sub-lease is a non-cancelable agreement that expires on September 30, 2002 and calls for annual rentals of $62,064. Neither of these sub-leases have been used to reduce the Company's minimum annual operating lease obligation (see above table). Rental expense was $435,938, $192,296, and $195,312 for the years ended March 31, 2001, 2000, and
1999 respectively. The Company also has contracted with a vendor to host its remarketing websites for a base fee of $10,900 per month through April 30, 2002.



NOTE L - BUSINESS ACQUISITIONS

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

         In accordance with the terms of the Purchase of Goodwill Agreement, 266,667 shares of contingently issuable shares of common stock were granted to JBS, LLC as ANET-NM was doing business at June 1, 1999. For the period from June 1, 1998 through March 31, 1999, ANET-NM had pre-tax earnings of $107,962 resulting in JBS LLC, earning 266,667 shares and earning 239,810 options, exercisable at $3.00 per share. For

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE L - BUSINESS ACQUISITIONS (CONTINUED)

the period ending March 31, 2000, ANET-NM had pre-tax earnings of $70,395 resulting in no shares being earned by JBS, LLC. However, in an amendment to the purchase agreement entered into during the year ended March 31, 2001, the Company issued the 266,666 remaining contingently issuable shares to JBS, LLC and increased purchased goodwill by $53,333. All purchased goodwill was being amortized over 10 years.

         When the company exchanged all of its interest in ANET-NM, on December 29, 2000, for its interest in ADM, the balance of unamortized goodwill of $136,889 was charged to loss on discontinuance of land-based operations.


AUTO NETWORK GROUP NORTHWEST, INC. ("ANET-NW")

         On July 20, 1999, the Company entered into an Exchange of Common Stock Agreement with ANET-NW. In consideration for the stock which the Company is receiving from ANET-NW, ANET-NW was granted a total of 500,000 contingently issuable restricted shares of the Company's common stock valued at $1.50 per share as follows: up to 83,333 shares shall no longer be forfeitable on July 1, 2000 under the following conditions: if audited pre-tax earnings are less than $30,000 all 83,333 shares shall be forfeited. If the audited pre-tax earnings are between $30,000 and $50,000 a pro-rata amount of shares shall be issued and the balance shall be forfeited. If the audited pre-tax earnings are $50,000 or over the restricted stock will be issued and any earnings in excess of $50,000 shall cause options to be earned at a ratio of 5 options for every $1.00 of excess earnings. These options shall be priced at the closing bid price of the Company's common stock on April 1 following the March 31 year end. As of July 1, 2001, 166,667 shares can be earned at the following levels: less than $50,000 of pre-tax audited earnings then shares are forfeited, $50,000 to $100,000 a pro-rata amount of shares will be issued, over $100,000 the shares will be issued and options will be earned with the above formula. As of July 1, 2002, 250,000 shares can be earned at the following levels: less than $75,000 of pre-tax audited earnings then shares are forfeited, $75,000 to $150,000 a pro-rata amount of shares will be issued, over $150,000 the shares will be issued and options will be earned with the above formula.

         For the period from July 20, 1999 through March 31, 2000, ANET-NW had pre-tax earnings of $41,721 resulting in ANET-NW earning 69,535 shares.

         The goodwill purchased of $193,391 was being amortized on a straight-line basis over 10 years. On December 31, 2000, the balance of unamortized goodwill of $176,886 was charged to loss on disposition of land-based operations.

         Subsequent Events. In April, 2001 ADM the then parent of ANET-NW entered into an agreement with ANET-NW management under which ANET-NW reacquired all of its outstanding common shares from ADM and among other things agreed to return to ADM 430,465 shares of the Company's stock that were being held in escrow pending the results of the original earn-out agreement. The Company's Board of Directors has directed management to exercise its option to exchange these shares for 8.55% of its interest in Automotive Disposition Management Company ("ADM") based upon an agreement between the parties to the transaction wherein ADM acquired certain of the operating subsidiaries of the Company (See Note C). Effective July 1, 2001 all options previously issued to ANET-NW management and employees as well as rights to earn new options expired unexercised.

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE L - BUSINESS ACQUISITIONS (CONTINUED)


AUTO GROUP OF SAN ANTONIO, LTD.

         Effective April 1, 2000, the Company opened an office and warehouse wholesale operation in San Antonio, Texas. Auto Group of San Antonio Ltd., a Texas limited partnership, conducts business in San Antonio. The Company is the sole limited partner and the sole owner of a newly formed limited liability Company which serves as the general partner.

         The Company loaned the limited partnership $450,000, which is evidenced by an unsecured promissory note with interest at the rate of 12% per annum payable monthly, in arrears. This note, which may be prepaid at any time, has a final maturity on March 31, 2005. The limited partnership has entered into a management agreement with JRB AutoBrokers, L.P. ("JRB"), a Texas limited partnership. JRB also loaned $100,000 to the limited partnership on similar terms to the Company's advance. This promissory note is subordinate to our loan. When ADM acquired the limited partnership they repaid the note to the Company in full.

         Under the terms of the management agreement, JRB is responsible for all day-to-day management of the limited partnership with complete autonomy, subject only to reasonable review by the general partner. In addition, the Company granted a total of 468,750 contingently issuable restricted shares of the Company's common stock to JRB. At that time the shares were assigned a value of $2.00 per share. The issuance of 93,750 of the shares is subject only to the continuation of the business at March 31, 2001. Annually beginning March 31, 2001, 93,750 additional shares or a portion thereof will be released subject to the limited partnership achieving pre-determined pre-tax earnings. For example, if the limited partnership earns $100,000 for the year ended March 31, 2001, 93,750 of such shares will be issued to JRB. In the event earnings for the year fall below $100,000, a portion of these shares may still be issued After March 31, 2001, the pre-tax earnings floor increases through March 31, 2004. As part of the stock-for-stock agreement with ADM, 93,750 of the contingently issuable shares were issued to JRB in April of 2001. The balance of the contingently issuable shares, 375,000, were placed in escrow subject to the earn-out agreement. For the fiscal year ended March 31, 2001, JRB reported earnings of $78,157 entitling the managers of JRB to receive 73,272 earn-out shares for the year then ended. No additional future losses from discontinued operations has been accrued respecting the balance of the earn-out shares as the number of shares, if any, to be issued is not determinable.


AUTO NETWORK GROUP OF EASTERN PA., INC.

         Effective April 1, 2000 the Company opened an office and warehouse wholesale operation in the Philadelphia, Pennsylvania area. The business in Pennsylvania is conducted by Auto Network Group of Eastern Pa., Inc., a Pennsylvania corporation. The Company is the sole shareholder of this Pennsylvania operation.

         The Company loaned $300,000 to the Pennsylvania operation, which is evidenced by a secured promissory note with interest at the rate of 12% per annum payable monthly, in arrears. The note may be prepaid at any time and has a final maturity on March 31, 2006. Mr. Edward G. McCusker had agreed to loan $100,000 to the Pennsylvania operation on terms similar to our advance, on or before June 30, 2000. This loan was to be subordinate to the debt owed to us. Mr. McCusker did not advance such funds for the Pennsylvania operations and for this reason as well as others, the Company ceased its operations in Pennsylvania in the third quarter of 2000. The Company has filed a law-suit in the Courts of Pennsylvania naming Mr. and Mrs. McCusker as defendants in an effort to recover all or part of its $300,000 loan plus interest and costs. Although the Company believes that it is entitled to full recovery, it has charged the unpaid balance of its loan to the Pennsylavnia operations in the current year.

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE L - BUSINESS ACQUISITIONS (CONTINUED)


PINNACLE  DEALER SERVICES, INC. ("PDS")

         On August 20, 1998, the Company acquired PDS, an Arizona corporation, by issuing to the shareholders of PDS a total 300,000 restricted shares of common stock, valued at $0.20 per share, in exchange for the outstanding shares of PDS. PDS provides financing programs for dealers who purchase vehicles from the Company.

         The excess of the purchase price over the fair value of the net assets acquired (goodwill) was $47,813 and was being amortized on a straight-line basis over 10 years. At December 31, upon its decision, to close all land-based operations, the Company charged the balance of the PDS unamortized goodwill of $36,657 to loss on discontinuance of land-based operations.

NATIONAL DEALER SERVICES CO. ("NDSCO")

         On March 1, 2000, the Company acquired NDSCo, a Utah corporation, by issuing to the shareholders of NDSCo a total 1,100,000 restricted shares of common stock, valued at $2.55 per share, in exchange for the outstanding shares of NDSCo. 100,000 shares of stock were held in escrow pending the successful completion of the new NDSCo software. The software was subsequently completed. NDSCo was a privately held corporation involved in the development of an electonic vehicle distribution system. They utilized a network of auto buying websites that empowered auto dealerships to research, finance and purchase vehicles online. They also provided manufacturers with the ability to list vehicles for sale to dealers in all parts of the country almost instantly from their own lots.

         Please refer to Notes B and E for information regarding the reclassification to software of the excess paid over book-value for the NDSCo. Common stock. Subsequent to the reclassification, the Company determined that this software is impaired, and accordingly has charged the remaining unamortized balance to expense.


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

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE L - BUSINESS ACQUISITIONS (CONTINUED)


was converted into common stock at a price of $1.00 per share. The Company changed the name from Walden Remarketing to AutoTradeCenter Remarketing Services Inc. and moved the operation to a new office in Scottsdale, Arizona.

         The consulting services agreement entered into with the former majority shareholder of Walden Remarketing as part of the Company's acquisition of Walden Remarketing was also terminated. As a result the option to purchase 3,000,000 shares of the Company's common stock at $3.00 per share expired.


BUSINESSTRADECENTER.COM INC. ("BTC")

         On January 7, 1999, the Company incorporated BTC in Arizona to facilitate the buying and selling of vehicles at wholesale between dealers on the Internet. BTC has developed the technology and systems necessary to make the Company's inventory, as well as the inventory of member dealers, available for purchase and sale on the Company's Internet site. On March 23, 2000 it acquired the remaining 45% minority interest of BTC by issuing 5,000,000 shares of common stock, valued at $1.88 per share, which represents management's estimate of the fair market value of the common stock on the date of the transaction, and paying off a convertible $200,000 note, thereby making BTC a wholly-owned subsidiary.

         The excess of the purchase price over the fair value of the net assets acquired (goodwill) was $9,374,550 and was being amortized on a straight-line basis over 10 years. Please refer to Note B for information regarding the reclassification of the purchase price paid by the Company for BTC from goodwill to software and the subsequent change in the estimate of its useful life from 10 years to 3 years.

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

         The following schedule shows the pro-forma results for continuing operations for the years ended March 31, 2000 and March 31, 1999 assuming the acquisitions the Company acquired during the year ended March 31, 2000 occurred on April 1, 1998.

                                              Year ended March 31,
                                         ------------------------------
                                             2000              1999
                                             ----              ----
        Net revenues                     $   291,587       $        -
        Net loss                         $(3,117,304)      $(2,534,363)

                                              Year ended March 31,
                                         ------------------------------
                                             2000              1999
                                             ----              ----
        Basic loss per common share      $    (0.11)       $     (0.13)
        Diluted loss per common share    $    (0.11)       $     (0.13)


         These pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the combinations been in effect on April 1, 1998, or of future results of operations.

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE L - BUSINESS ACQUISITIONS (CONTINUED)

         As a result of the acquisitions, the Company had the following non-cash activity:

                                                                               Year ended March 31,
                                                                        ------------------------------------
        Assets acquired:                                                            2000               1999
                                                                                    ----               ----
            Accounts receivable, net                                          $       --          $  98,609
            Prepaid expenses                                                          --              3,520
            Investment in subsidiaries                                               460                 --
            Property and equipment                                               802,708             34,655
            Goodwill                                                          11,607,064          2,141,158
                                                                              ----------          ---------
                 Total assets acquired                                        12,410,232          2,277,942
                                                                              ----------          ---------

        Liabilities assumed:
             Accounts payable                                                         --             84,712
             Accrued liabilities                                                  40,241             84,180
                                                                              ----------          ---------
                 Total liabilities assumed                                        40,241            168,892
                                                                              ----------          ---------

        Notes payable issued                                                          --            425,000

        Value of common stock issued                                          12,369,991          1,604,480
                                                                              ----------          ---------

        Net cash paid                                                         $       --          $  79,570
                                                                              ==========          =========


NOTE M - STOCKHOLDERS' EQUITY

COMMON STOCK

         On July 10, 1997 (inception) the Company issued 9,000,000 shares of no-par value common stock for $30,000 to its founders. In December 1997, the Company sold 1,002,500 common shares for $25,062 pursuant to Rule 503 of Regulation D under the Securities Act of 1933 (commonly referred to as a "504 offering").

         On March 31, 2001, the Company, in a private placement, sold 5,865,210 units at $0.25 per unit. Each unit consists of one share of no par common stock and one warrant (expiring March 31, 2006) enabling the warrant holder to acquire one share of common stock at $0.3125 per share, for each two warrants tendered. Subsequent to March 31, 2001 an additional 186,702 units were sold, under similar terms. The private placement subscription agreement contains an anti-dilution provision. Refer to Note R - Subsequent Events for additional disclosures related to the issuance of the number of shares of Common Stock to be issued pursuant to this private placement.


PREFERRED STOCK

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

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE M - STOCKHOLDERS' EQUITY (CONTINUED)

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

         On May 17, 2000 the Company filed Form S-1 Registration Statement under the Securities Act of 1933 to register the common shares to be issued upon conversion of the Series C preferred stock. On May 14, 2001 the Company filed Form S-1 Registration Statement Amendment Number 5 under the Securities Act of 1933 to register the common shares to be issued upon conversion of the Series C preferred stock.

         In accordance with terms of the Series C preferred stock and a subsequent agreement with shareholders the Company issued an additional 2% (416 Shares) Series C preferred shares to its shareholders. As the additional shares are considered to be a cost of issuance, their cost is capitalized to the related equity account. Furthermore, the conversion price for the Series C preferred shares has been reduced to $0.75. No additional constructive dividend was recorded upon the reduction of the conversion price as there is no additional intrinsic value resulting from the reduction.

SERIES D

         During February, 2000 the Company issued 31,200 shares of Series D preferred stock ("Series D") for $3,120,000. Each share of Series D preferred stock is convertible, at the option of the holder, at any time, into shares of Common Stock of the Corporation equal to $100.00 divided by the conversion price which shall be a price equal to 65% of the average closing bid price for the common stock for the 10 trading days immediately preceding the date of conversion. Shareholders of Series D are limited to owning at any given time no more than 5% of the total issued and outstanding Common Stock of the Corporation after giving effect to the issuance of the Common Stock to be received from any Series D conversion. The maximum conversion price shall be $4.00 per share. The Company assigned an intrinsic value of $1,680,000 to this conversion feature. As a result, a constructive dividend in this amount was recorded in the accompanying financial statements. Each share of Series D preferred stock is entitled to a $100 liquidation preference over common stockholders. The Series D preferred stock is non voting.

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

         On May 17, 2000 the Company filed Form S-1 Registration Statement under the Securities Act of 1933 to register the common shares to be issued upon conversion of the Series D preferred stock. On May 14, 2001 the Company filed Form S-1 Registration Statement Amendment Number 5 under the Securities Act of 1933 to register the common shares to be issued upon conversion of the Series D preferred stock.

         In accordance with terms of the Series D preferred stock the Company has deemed to issue an additional 2% (624 Shares) Series D preferred shares to its shareholders. As the additional shares are considered to be a cost of issuance, their cost is capitalized to the related equity account.

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE M - STOCKHOLDRS' EQUITY (CONTINUED)

STOCK OPTION PLANS

1997 STOCK OPTION PLAN:

         On August 5, 1997, the shareholders of the Company adopted the 1997 Stock Option Plan ("Plan"), which provides for the granting of both incentive stock options and non-qualified options to eligible employees (including independent wholesale brokers), officers, and directors of the Company.
Initially, a total of 1,000,000 shares of common stock were reserved for issuance pursuant to the exercise of stock options under this Plan (the "Option Pool"). The Option Pool is adjusted annually on the beginning of the Company's fiscal year to a number equal to 10% of the number of shares of common stock of the Company outstanding at the end of the Company's last completed fiscal year, or 1,000,000 shares, whichever is greater. For the fiscal years' beginning April 1, 1999, April 1, 2000, and April 30, 2001 the Option Pool was 2,038,508,
2,765,261 and 3,732,551 shares, respectively. The Plan is administered by the Compensation Committee of the Board of Directors or, if there is no Committee, by the Board of Directors.

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

The following table reflects activities in the Company's 1997 Option Plan:

                                                                          Weighted
                                                                           Average
                                                             Options        Price       Options
                                                           Outstanding    per Share   Exercisable
                                                        ------------------------------------------
Balance, March 31, 1998                                       350,000     $ 0.15             0
                                                                                     ==========
              Granted                                       1,298,175       1.05
              Exercised
              Cancelled/Forfeited                           (125,000)       0.71
                                                            --------------------
Balance, March 31, 1999                                     1,523,175       0.87       375,000
                                                                                     ==========
              Granted                                       1,419,080       1.50
              Exercised
              Cancelled/Forfeited                            (25,000)       0.15
                                                            --------------------
Balance, March 31, 2000                                     2,917,255       1.50     2,139,755
                                                                                     ==========
              Granted                                         554,474       2.38
              Exercised                                     (362,925)       0.79
              Cancelled/Forfeited                           (394,885)       1.25
                                                            --------------------
Balance, March 31, 2001                                     2,713,919     $ 1.47     2,606,729
                                                            ==================================


         These shares vest according to length of service provided that the recipient is still employed by the Company or under contract pursuant to a work-for-hire agreement as of the vesting date. The vesting period for options issued to brokers who were performing services for the Company at the time of its disposition of land-based operations remain unchanged. The option prices range from $0.15 to $4.88.

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE M - STOCKHOLDRS' EQUITY (CONTINUED)


2000 EQUITY INCENTIVE COMPENSATION PLAN:

         On November 29, 2000, the board of directors adopted the 2000 Equity Incentive Compensation Plan, which provides for granting stock options, stock appreciation rights, restricted and deferred stock, bonus stock, and other stock-based awards to officers, directors, employees, and independent contractors. The shareholders must still adopt this plan. The total number of shares of common stock that may be subject to the granting of awards under this plan at any time during the term of the plan is equal to 3,500,000 shares, plus the number of shares with respect to which awards previously granted under the plan that terminate without being exercised, and the number of shares that are surrendered in payment of any awards or any tax withholding requirements. During any fiscal year the number of options, stock appreciation rights, restricted shares of common stock, deferred shares of common stock, shares as a bonus or in lieu of other company obligations, and other stock-based awards granted to any one participant may not exceed 450,000 for each type of such award, subject to adjustment in certain circumstances. The maximum amount that may be paid out as an annual incentive award or other cash award in any fiscal year to any one participant is $2,000,000, and the maximum amount that may be earned as a performance award or other cash award in respect of a performance period by any one participant is $5,000,000.

         Unless earlier terminated by the board of directors, this plan will terminate at such time as no shares of common stock remain available for issuance under this plan and we have no further rights or obligations with respect to outstanding awards under this plan.

         Subject to approval of this plan by the stockholders, options have been granted under this plan as follows:

         Granted     ...............................     2,365,496
         Exercised..................................             0
         Cancelled/expired..........................             0
                                                          --------
         Balance, March 31, 2001....................     2,365,496
                                                         ==========


         SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") requires the Company to disclose pro forma information regarding option grants made to its employees. SFAS No. 123 specifies certain valuation techniques that produce estimated compensation charges that are included in the pro forma results below. These amounts have not been reflected in the Company's Statement of Operations, because "APB 25", "Accounting for Stock Issued to Employees," specifies that no compensation charge arises when the stock price of the options granted to the Company's employees is equal to or greater than the fair market value of the stock price at the date of grant.

         Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following average assumptions:



                                             Year Ended March 31,
                                          -------------------------
                                           2001      2000      1999
                                          -----     -----     -----
Expected divident yield                   0.00%     0.00%     0.00%
Risk-free interest rate                   5.74%     6.02%     4.67%
Expected volatility                        168%      166%      149%
Expected life (in months)                    16        32        43

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE M - STOCKHOLDRS' EQUITY (CONTINUED)

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of the Company's options. The weighted average estimated fair value of employee stock options granted during the years ending March 31, 2001 and 2000 and March 31, 1999 were $1.07, $0.80, and $0.52 per share, respectively.

SFAS 123 pro-forma numbers are as follows:

                                                                      YEAR ENDED MARCH 31,
                                                    ----------------------------------------------------------
                                                          2001                 2000                 1999
                                                    ----------------     ----------------     ----------------
Net income (loss) as reported under APB 25

  Continuing operations                             $ (9,060,369.00)     $   (946,202.00)     $   (226,369.00)
  Discontinued operations                           $ (2,663.285.00)     $ (1,641,551.00)     $    341,610.00
                                                    ----------------     ----------------     ----------------
                                                    $(11,723,654.00)     $ (2,587,753.00)     $    115,241.00

Net income (lo9ssP pro forma under SFAS 123
  Continuing operations                             $(10,712,316.00)     $ (1,578,305.00)     $   (267,263.00)
  Discontinued operations                           $ (2,663,285.00)     $ (2,075,079.00)     $     32,284.00
                                                    ----------------     ----------------     ----------------
                                                    $(13,375,601.00)     $ (3,653,384.00)     $   (234,979.00)

Basic net income (loss) per common share-
as reported under APB 25
  Continuing operations                             $         (0.28)     $         (0.04)     $         (0.02)
  Discontinued operations                           $         (0.08)     $         (0.08)     $          0.03
                                                    ----------------     ----------------     ----------------
                                                    $         (0.36)     $         (0.12)     $         (0.01)

Diluted net income (loss) per common share-
as reported under APB 25
  Continuing operations                             $         (0.28)     $         (0.04)     $         (0.01)
  Discontinued operations                           $         (0.08)     $         (0.08)     $          0.02
                                                    ----------------     ----------------     ----------------
                                                    $         (0.36)     $         (0.12)     $         (0.01)

Basic net income (loss) per common share-
pro forma under SFAS 123
  Continuing operations                             $         (0.33)     $         (0.07)     $         (0.02)
  Discontinued operations                           $         (0.08)     $         (0.10)     $          0.00
                                                    ----------------     ----------------     ----------------
                                                    $         (0.41)     $         (0.17)     $         (0.02)

Diluted net income (loss) per common share-
pro forma under SFAS 123
  Continuing operations                             $         (0.33)     $         (0.07)     $         (0.01)
  Discontinued operations                           $         (0.08)     $         (0.10)     $          0.00
                                                    ----------------     ----------------     ----------------
                                                    $         (0.41)     $         (0.17)     $         (0.01)


Outstanding Shares
  Basic                                               32,777,824           21,638,671           13,726,397
  fully diluted                                       32,777,824           21,638,671           22,826,746

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE M - STOCKHOLDRS' EQUITY (CONTINUED)

OTHER STOCK OPTIONS

         The Company has also granted stock options to other third parties as part of the issuance of stock, debt and in business acquisitions. Some options vest according to various agreed upon conditions; while others vested on the date granted. Following is a table reflecting activities regarding other stock options:

                                                      Weighted
                                                       Average
                                     Options             Price            Options
                                   Outstanding         per Share        Exercisable
Balance, March 31, 1998              850,000            $0.39
  Granted                          1,589,810             1.42
  Exercised                                -                -
  Cancelled/Forfeited               (350,000)            0.50
                                   ----------           -----            ---------
Balance, March 31, 1999            2,089,810             1.16            2,089,180
                                                                         =========
  Granted                            465,000             1.30
  Exercised                                -                -
  Cancelled/Forfeited               (300,000)            3.50
                                   ----------           -----            ---------
Balance March 31, 2000             2,254,810             0.88            2,254,810
                                                                         =========
  Granted                                  -                -
  Exercised                         (210,000)            1.00
  Cancelled/Forfeited                (75,000)            2.56
                                   ----------           -----            ---------
Balance March 31, 2001             1,969,810            $0.80            1,969,810
                                   ==========           =====            =========


         The fair value of the options issued during the years ended March 31, 2001, 2000 and 1999 was determined using the Black-Scholes option pricing model. Options granted for services were valued at $23,083 and options granted for loan guarantees were valued at $56,355 in 1999. For the years ended March 31, 2001 and 2000 options granted for services were valued at $193,186 and $351,280, respectively. No other options were granted for the year ended March 31, 2001.


NOTE N - RELATED PARTY TRANSACTIONS

         Certain of the following related party transactions refer to prior tranactions with the disposal of land-based subsidiaries and operations. Effective June 1, 1998 ANET-NM entered into a lease agreement with G & B Investments, LLC, an entity owned by two of the principals managing the
Albuquerque operations. The lease terminates on May 31, 1999 but is automatically renewed unless a 30-day cancellation notice is received by either party. The lease is an operating lease whereby ANET-NM is responsible for all operating costs. The amount of the lease is $2,500 per month. Effective May 1, 2000 the amount of the lease increased to $3,600 per month.

         As described in Note L, on August 20, 1998 the Company acquired Pinnacle Dealer Services ("PDS") for 300,000 restricted shares of common stock. PDS was owned by three officers of the Company. The value assigned to the transaction was $47,813.

         On March 26, 1999, the Company obtained a $3,000,000 line of credit from a financial institution. The note is due March 31, 2000, and is secured by a first lien on all inventory accounts receivable, equipment, and general intangibles. Messrs. Stuart, Moldenhauer, and Butterwick personally guaranteed the note. In

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE N - RELATED PARTY TRANSACTIONS (CONTINUED)

consideration of the personal guarantees, the Company granted each of Messrs. Stuart, Moldenhauer, and Butterwick three-year options to purchase 250,000 restricted shares of common stock at a price of $1.00 per share.

         On April 3, 2000, the Company extended its $3,000,000 line of credit from a financial institution. The note is due June 30, 2000, and is secured by a first lien on all inventory accounts receivable, equipment, and general intangibles. Messr. Butterwick personally guaranteed a portion of the note. No options were granted in consideration of his personal guarantee. The note was further extended through the first two months of 2001 when it was repaid in full.

         Pursuant to a Financial Services Agreement with Cambridge Management Associates, LLP, an entity whose managing partner became an officer of the Company on April 2, 1999, 300,000 stock options vested on March 26, 1999. The options are exercisable at $0.32 per share.

         The Company has entered into various lending arrangements with officers, directors and other affiliated entities owned or controlled by officers, directors and other key personnel of the Company. As more fully detailed in Note G, at March 31, 2001, March 31, 2000 and March 31,1999 the outstanding balance on these notes was $738,807, $528,807, and $528,807, respectively. The total interest paid to these entities on all financing activities for the years ended March 31, 2001, 2000, and 1999 was $106,888, $63,456, and $63,456, respectively.

         The outstanding balances on related party notes respecting discontinued operations were $0, $5,166,821, and $3,342,639 at March 31, 2001, 2000, and
1999, respectively. Total interest paid to these entities on all financing activities for discontinued operations was $699,288, $704,665, and $233,368 for the years ended March 31, 2001, 2000, and 1999, respectively.


NOTE O - CONCENTRATIONS

         Remarketing off-lease and program vehicles, primarily using the Internet, represents the Company's primary business segment. For the fiscal year ended March 31, 2001, 100% of its revenue was earned under a three year contract with American Honda Finance Corporation to remarket used Honda and Accura vehicles.


NOTE P - LEGAL PROCEEDINGS

         The Company and certain of its subsidiaries have been named as defendants in various claims, complaints and other legal actions arising in the normal course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect upon the financial condition, results of operations or cash flows of the Company.

NOTE Q - AUTOTRADECENTER.COM  INC. - CONSOLIDATED  STATEMENT  OF  OPERATIONS FOR
         THE THREE MONTHS ENDED MARCH 31, 2001


                                                                                  (unaudited)
                                                                                  ------------
               Net sales                                                          $   246,806
                                                                                  ============

               Operating expenses:
                    Salary                                                            210,962
                    Selling                                                           225,285
                    General and administrative                                        518,908
                    Loss on disposal of impaired software                                   -
                    Depreciation and amortization                                   1,238,626
                                                                                  ------------
                         Total operating expenses                                   2,193,781

                 (Loss) from operations                                            (1,946,975)
                                                                                  ------------

               Other income (expense):
                    Miscellaneous                                                       4,999
                    Interest expense                                                  (59,296)
                                                                                  ------------
                         Total other income (expense) - net                           (54,297)

                   (Loss) from continuing operations                               (2,001,272)
                                                                                  ------------

               Discontinued operations:
                   (Loss) from operations of land-based segment                             -
                   (Loss) from disposition of land-based segment                     (687,392)
                                                                                  ------------
                                                                                     (687,392)

               Net (loss) before income taxes                                      (2,688,664)
                                                                                  ------------

               Income tax expense (benefit)                                                 -
                                                                                  ------------

               Net (loss)                                                         $(2,688,664)
                                                                                  ============

               Basic earnings (loss) per share:
                    Continuing operations                                         $     (0.06)
                    Discontinued operations                                       $     (0.02)


               Diluted earnings (loss) per share:
                    Continuing operations                                         $     (0.06)
                    Discontinued operations                                       $     (0.02)

               Weighted average shares number of common shares outstanding
                    Basic                                                          34,323,871
                    Fully diluted                                                  34,323,871



                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE R - SUBSEQUENT EVENTS

         On May 16, 2001 a director of the Company loaned the Company $150,000. On May 31, 2001, the note was rewritten and increased to $200,000 and is due upon the Company's receipt of specific trade accounts receivable. The note bears interest at the rate of 12% per annum and is secured by these specific trade accounts. On July 16, 2001, this director loaned the Company an additional $65,000 under a new note with the same terms and conditions as the original note. Subsequent principal payments have reduced the balances due at July 26, 2001 on both notes to approximately $115,000. As part of the financing arrangement with Eagle Capital Group, LLC as described below, the due dates on the notes have been extended until after August 31, 2001.

         On July 26, 2001, the Company entered into a financing arrangement with Eagle Capital Group, LLC ("Eagle"), a private company, which provides for a line of credit up to $1,300,000. The loan provides for an initial advance of $250,000, followed by a thirty-day review period during which Eagle will complete its legal due diligence with respect to, among other items, the Company's intellectual property. The review period grants Eagle the right to discontinue funding of the line of credit if the Company's intellectual property is deficient in certain material respects. The loan is due June 30, 2002 bearing interest at the rate of 12% per annum that is payable monthly. The Company paid a commitment fee of $13,000 and is obligated to pay a one percent (1%) facility fee of up to $13,000 each quarter. The Company is also required to pay monthly principal payments of not less than 5% of the outstanding loan balance once the Company achieves positive cash flow. The loan is secured by all assets including but not limited to furniture, fixtures, leasehold, personal property, and intellectual property.

         The loan is convertible into common stock of the Company at any time before the due date thereof, including any extensions, at the lesser of the average bid price following the date of the first advance and the earlier of the conversion date or the termination date or $0.10 per share. The Company also issued Eagle a warrant which allows Eagle, for a period of 90 days from the termination date of the loan, to purchase common shares at $0.10 per share in an amount equal to the difference between (a) 13,000,000 and (b) the number of shares of common stock issued upon prior conversion of any amounts under the loan.

         In addition, the Company issued a warrant to Eagle that allows Eagle to purchase, for a period of up to five years, up to 6,500,000 shares of common stock at an exercise price of $0.125 per share. If the Company prepays the loan in full at any time prior to December 31, 2001, the Company will issue to Eagle 1,500,000 shares of Common Stock as consideration.

         In addition, the Company issued to Eagle 1,300 shares Series E Preferred Stock, at a par value of $0.10 per share. The Series E Preferred Stock grants Eagle the right to vote an equivalent of 13,000,000 common shares. Eagle will have two representatives on the Company's board of directors.

         The Company also entered into a Facilities Use and Administrative Services Agreement with an affiliate of Eagle for the use of office facilities, software development, marketing, accounting, and other management services that may vary from time to time. The fee for these services will be negotiated between the parties in good faith as business practices and circumstances change.

         On July 26, 2001, as part of the agreement with Eagle, the Company consolidated the notes payable to Pinnacle Financial and Mark Moldenhauer in the amounts of $336,807 and $402,000, respectively. The consolidated note bears interest at 12% payable monthly. In addition, the Company is obligated to make principal payments of $25,000 per month in November and December 2001, and $50,000 per month principal payments from January 2002 through May 2002. The balance of the note is due June 30, 2002. Any principal payment may be converted into Common Stock at the sole discretion of the lender at the rate of $0.10 per share, upon three days written notice. The Company also issued a warrant to purchase one share of Common Stock for every two shares of Common Stock received upon conversion. The warrant exercise price is $0.125 per share and expires five years from issuance. The note is subordinated to the first lien of Eagle.

         As a result of this transaction, the Company is required to reset the pricing of the units sold in March through April, 2001 pursuant to a private placement. The anti-dilution clause contained in the private placement requires the Company to issue 9,948,027 shares of its common stock and 4,959,013 additional stock purchase warrants exercisable at $0.125 per share.

NOTE S - LIQUIDITY ISSUES

         The Company has sustained operating losses and negative cash flow since its inception, resulting in little tangible net worth at March 31, 2001. Without the new financing, as discussed in Note R, the Company could not have funded its day-to-day operations or service its long term debt. The Company and its management have addressed these concerns by: (1) Obtaining a new line of credit, effective July 26, 2001, for up to $1,300,000 (see Note R) to fund the Company's operating needs until the projected future revenue sources are fully developed;
(2) Continuing our efforts to raise up to an additional $500,000 under terms similar to those of the private placement of equity securities in March and April of 2001; (3) Implementing plans to generate positive cash flow and operating profits by increasing revenues through the expansion of its Internet remarketing of off-lease and program vehicles with its current customers and others and develop new products and services for its current customer base and others and; (4) the Company intends to further reduce its cash requirements for software and website development and continue to reduce its costs of operations. There is no assurance, however, that the Company will be able to implement its business plan as outlined above. In the event that the Company is unable to obtain positive cash flow prior to exhausting its new line of credit, it must obtain additional financing in the form of equity or debt to continue operations.