Form 10-Q
period 2001-06-30
AUTOTRADECENTER COM INC
filed 2001-08-14
CIK 1085537

UNITED STATES

                           SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    X Yes        No
                                  ------     ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      41,932,049 SHARES OF COMMON STOCK, NO PAR VALUE, AS OF JUNE 30, 2001

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

     Item 3.  Defaults Upon Senior Securities

     Item 4.  Submission of Matters to a Vote of Security Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K

                                   SIGNATURES

                            AUTOTRADECENTER.COM INC.
                      CONSENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                             JUNE 30,         MARCH 31,
                                                                                               2001              2001
                                                                                          ---------------   ---------------
                                                                                           (UNAUDITED)
                                                                                          ---------------   ---------------
Current assets:
   Cash                                                                                   $       24,182    $      209,068
   Accounts receivable - trade                                                                   226,104           224,298
   Accounts receivable - employees                                                                 2,772             8,535
   Prepaid expenses and other                                                                    107,773           164,882
   Assets from discontinued operations, net                                                       26,300            21,812
                                                                                          ---------------   ---------------
       Total current assets                                                                      387,131           628,595
                                                                                          ---------------   ---------------

Property and equipment, net                                                                      400,867           508,949
Software, net                                                                                  7,259,924         7,539,338
                                                                                          ---------------   ---------------
                                                                                               7,660,791         8,048,287
                                                                                          ---------------   ---------------

Intangible assets, net                                                                         1,539,897         1,590,700
                                                                                          ---------------   ---------------

       Total assets                                                                       $    9,587,819    $   10,267,582
                                                                                          ===============   ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable - trade                                                               $      468,050    $      110,063
   Notes payable to related parties current portion                                              788,014           200,000
   Accrued liabilities                                                                           202,713           135,976
                                                                                          ---------------   ---------------
       Total current liabilities                                                               1,458,777           446,039
                                                                                          ---------------   ---------------

Long term debt - notes payable to related parties net of current portion                               -           538,807
                                                                                          ---------------   ---------------

Stockholders' equity:
   Convertible preferred stock, Series C; $.10 par value;
     400,000 shares authorized; 21,216, issued, and 11,118
     outstanding; liquidation preference $100 per share                                          924,828           924,828
   Convertible preferred stock, Series D; $.10 par value;
     600,000 shares authorized; 31,824 issued, and 14,332 and 14,536
     outstanding, respectively; liquidation preference $100 per share                          1,207,296         1,227,296
   Common stock, no par value; 100,000,000 shares authorized;
     41,932,049 and 40,954,759 shares issued and outstanding
     at June 30, and March 31, 2001, respectively                                             25,221,319        24,944,750
Retained deficit                                                                             (19,224,401)      (17,814,138)
                                                                                          ---------------   ---------------
   Total stockholders' equity                                                                  8,129,042         9,282,736
                                                                                          ---------------   ---------------

       Total liabilities and stockholders' equity                                         $    9,587,819    $   10,267,582
                                                                                          ===============   ===============


            See Notes to Condensed Consolidated Financial Statements

                            AUTOTRADECENTER.COM INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     FOR THE THREE MONTHS ENDED
                                                                               JUNE 30,

                                                                       2001              2000
                                                                  ---------------   ---------------
                                                                                    (RECLASSIFIED)
Revenues
        Internet fees                                             $      583,655    $      169,650
        Other                                                              1,170                 -
                                                                  ---------------   ---------------
            Total revenues                                               584,825           169,650
                                                                  ---------------   ---------------

Cost of revenues
        Salary and wages                                                  93,972            99,289
        Other                                                             86,766            33,266
                                                                  ---------------   ---------------
            Total cost of revenues                                       180,738           132,555
                                                                  ---------------   ---------------
            Gross profit                                                 404,087            37,095
                                                                  ---------------   ---------------

Operating expenses
        Sales and marketing                                              286,358           187,506
        Product Development                                               62,064            52,941
        General and Administrative                                       381,958           307,584
        Depreciation and Amortization                                  1,007,786           445,534
                                                                  ---------------   ---------------

            Total Operating expenses                                   1,738,166           993,565
                                                                  ---------------   ---------------
        Loss from operations                                          (1,334,079)         (956,470)

        Interest expense                                                  25,914            15,684
        Other income                                                        (242)                -
        Loss on impairment of software                                    50,512                 -
                                                                  ---------------   ---------------
                                                                          76,184            15,684
                                                                  ---------------   ---------------
(Loss) from continuing operations                                     (1,410,263)         (972,154)

Discontinued operations:
        (Loss) from operations of land-based segment                           -           (48,501)
                                                                  ---------------   ---------------


        Net (loss)                                                $   (1,410,263)   $   (1,020,655)
                                                                  ===============   ===============

Basic (loss) per share:
        Continuing operations                                     $        (0.03)   $        (0.03)
        Discontinued operations                                   $          -      $        (0.00)


Weighted average shares number of common shares outstanding
        Basic                                                         41,932,049        28,862,609
        Fully diluted                                                 41,932,049        28,862,609


            See Notes to Condensed Consolidated Financial Statements

                            AUTOTRADECENTER.COM INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                        FOR THE THREE MONTHS ENDED
                                                                                 JUNE 30,
                                                                                      (RECLASSSIFIED)
                                                                           2001             2000
                                                                     ---------------- ----------------
Cash flows from operating activities:
   Net (loss):
     Continuing operations-net of income taxes                       $    (1,410,263) $      (972,154)
     Discontinued operations-net of income taxes                                              (48,501)
                                                                     ---------------- ----------------
                                                                          (1,410,263)      (1,020,655)
   Adjustments to reconcile net (loss) to net cash provided
     by operating activities:
        Depreciation and amortization                                      1,007,786          445,534
        Loss on disposal of impaired software                                 50,512              -
        Stock or stock options issued for services                            69,868              -
   (Increase) decrease in:
     Net assets of discontinued operations                                    (4,488)      (2,497,887)
     Accounts receivable                                                       3,957              -
     Prepaid expenses and other current assets                                57,109          (23,027)
     Notes payable-bank                                                                       670,996
     Notes payable to related parties                                         49,207          300,000
     Accounts payable                                                        357,987              -
     Accrued liabilities                                                      66,737          112,059
                                                                     ---------------- ----------------
        Net cash provided by (used in) operating activities                  248,412       (2,012,980)
                                                                     ---------------- ----------------

Cash flows from investing activities:
   Purchase of property, equipment and software                             (620,000)        (123,083)
                                                                     ---------------- ----------------
        Net cash used in investing activities                               (620,000)        (123,083)
                                                                     ---------------- ----------------

Cash flows from financing activities:
   Proceeds from issuance of common stock - net                              186,702           10,000
                                                                     ---------------- ----------------
        Net cash  provided by financings activities                          186,702           10,000
                                                                     ---------------- ----------------

Net change in cash                                                          (184,886)      (2,126,063)

Beginning cash balance                                                       209,068        4,355,738
                                                                     ---------------- ----------------

Ending cash balance                                                  $        24,182  $     2,229,675
                                                                     ================ ================

Supplemental disclosures:
   Interest paid for discontinued operations                         $        25,914  $       194,858
                                                                     ================ ================
   Interest paid for continuing operations                           $       106,888  $        63,456
                                                                     ================ ================




            See Notes to Condensed Consolidated Financial Statements

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)


NOTE A - PRESENTATION OF FINANCIAL STATEMENTS

         The condensed consolidated financial statements of AutoTradeCenter.com Inc. ("AUTC") or the "Company," which refers to AutoTradeCenter.com Inc. and its subsidiaries have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all adjustments (including all normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows of AUTC as of June 30, 2001 and for all of the periods presented. These statements are condensed and do not include all of the information required by generally accepted accounting principles in a full set of financial statements. These statements should be read in conjunction with AUTC's financial statements and notes thereto included in AUTC's Annual Report on Form 10-K for its fiscal year ended March 31, 2001.

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


NOTE B - EARNINGS (LOSS) PER SHARE

         Basic earnings (loss) per share have been computed based on the weighted average number of common shares outstanding. The number of common shares outstanding due not include 375,000 shares issued and held in escrow subject to release based on a prior earn-out agreement with the Company's former land-based subsidiary in San Antonio. The Company issued, in April 2001, 93,750 shares pursuant to this agreement. Diluted earnings per share reflects the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options and the assumed conversion of debt and preferred stock. Since the Company operated at a loss for all periods stated the computation of diluted earnings per share would be anti-dilutive. Accordingly basic and diluted earnings (loss) per share are equivalent.

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)



NOTE C - INFORMATION REGARDING DISCONTINUED OPERATIONS

         Net assets from discontinued operations at June 30, and March 31, 2001 primarily consisted of uncollected receivable balances from former independent contractor wholesale automobile brokers. As of August 13, 2001 these uncollected accounts have been turned over to independent third parties for collection.

         The disposition of the land-based operations represents the disposal of a business segment under APB Opinion No. 30. Accordingly, the condensed consolidated statements of operations and cash flows for the three months ended June 30, 2000 have been reclassified to reflect the discontinuance of all land-based operations.



NOTE D - PROPERTY AND EQUIPMENT



                                                         JUNE 30,          MARCH 31,
CATEGORY                             LIFE/METHOD           2001               2001

Computers and equipment              3 years/SL        $    691,795     $     739,638
Furniture and fixtures               7 years/SL              62,072            62,072
Leasehold improvements               5 years/SL               6,200             6,300
                                                       -------------    --------------
                                                            760,067           808,010
Less accumulated depreciation                               359,200           299,061
                                                       -------------    --------------
                                                       $    400,867     $     508,949
                                                       =============    ==============

Software/systems design              3 years/SL        $ 11,425,824     $  10,804,765
Less accumulated depreciation                             4,165,900         3,265,427
                                                       -------------    --------------
                                                       $  7,259,924     $   7,539,338
                                                       =============    ==============


NOTE E - STOCKHOLDERS' EQUITY

Preferred and Common Stock

         During May of 2001, a holder of 204 series D convertible preferred shares elected to convert such shares to common shares. Based on the formulae contained in the terms of the preferred shares, 111,732 shares of common stock were issued. These shares will become registered and available for sale (subject to certain lock-up provisions) upon the acceptance by the Securities and Exchange Commission of previous filings on Form S-1 and Form 10-K.


NOTE F - SUBSEQUENT EVENT

         On May 16, 2001, a director of the Company loaned the Company $150,000. On May 31, 2001, the note was rewritten and increased to $200,000 and is due upon the Company's receipt of specific trade accounts receivable The note bears interest at the rate of 12% per annum and is secured by these specific trade accounts. On July 16, 2001, this director loaned the Company an additional $65,000 under a new note with the same terms and conditions as the original note. Subsequent principal payments have reduced the balances due at July 26, 2001 on both notes to approximately $115,000. As part of the financing arrangement with Eagle Capital Group, LLC as described below, the due dates on the notes have been extended until after August 31, 2001.

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)



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

         As a result of this transaction, the Company is required to reset the pricing of the units sold in March through April 2001 pursuant to a private placement. The anti-dilution clause contained in the private placement requires the Company to issue 9,948,027 shares of its common stock and 4,959,013 additional stock purchase warrants exercisable at $0.125 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in the forward-looking statements. All period references are for the three-month periods ending June 30, 2000 and 2001.

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

         As of December 29, 2000, we sold our interest in our land-based operations in Albuquerque, New Mexico; San Antonio, Texas; and Bend, Oregon to Automotive Disposition Management Services, Inc., an affiliated Arizona corporation, in exchange for a 16% interest in Automotive Disposition. In the first quarter of the fiscal year ended March 31, 2002, 430,675 of our common shares held in escrow pending an earn-out agreement with the management of our former subsidiary in Oregon were exchanged for 9% of our interest in Automotive Disposition Management Services, Inc. thereby reducing our interest therein to approximately 7%. Automotive Disposition is a private company owned by Jules Gollins, the manager of the New Mexico land-based operation, and by Mark Moldenhauer, one of our founders, a principal shareholder, and former officer and director. We disposed of our land-based operations in Scottsdale, Arizona, as of February 28, 2001, thereby discontinuing all land-based operations and allowing us to focus on providing automotive remarketing services via the Internet.

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

         In January 1999, we announced the development of our Internet site WWW.AUTOTRADECENTER.COM. No revenues have been generated from the operations of this site, which is now used for informational purposes only. However, effective February 1, 2000, a new web site developed for American Honda Finance Corporation, powered by our technology, began generating revenue. We generated $291,587 of revenue in the year ended March 31, 2000 from remarketing activities that were not related either to our Internet remarketing business or our land-based operations. Our existing remarketing agreement with Honda Finance Corporation gives us an exclusive contract to remarket, over the Internet through January 31, 2004, all of the vehicles returned to Honda and Acura after termination of a lease. These are referred to in the industry as "off-lease" vehicles. The Honda web site, www.hfcarsales.com, became operational in all Honda and Acura dealerships by June 15, 2000 upon completion of a phase in period beginning April 2000. We developed a pilot program for Suzuki, similar to the program developed for Honda, utilizing our Internet technology systems and procedures to remarket their program vehicles to dealers. The Suzuki pilot program began in September 2000 (www.suzukiproline.com) and we signed an agreement with Suzuki in January 2001 to remarket their program cars over the Internet for a one-year period. In April of 2001, we entered into an agreement to remarket off-lease Volvo vehicles with Volvo Finance North America for 15 months, commencing April 30, 2001. We anticipate the Volvo Finance web site, www.volvoride.com, will be completed by September 15, 2001.

         Due to the discontinuance of our land-based operations, we now focus all of our efforts on deriving revenues from fees charged to remarket vehicles over the Internet.

RESULTS OF OPERATIONS

         Net losses were $1,410,263 ($0.03 per share) for the three months ended June 30, 2001 as compared to net losses from continuing operations of $972,154 ($0.03 per share) and $48,501 (nil per share) from discontinued operations for the three months ended June 30, 2000.

         INTERNET REVENUES. Internet revenues were $583,655 for the three months ended June 30, 2001 as compared to $169,650 for the same period last year. Substantially all revenue for the quarter ended June 30, 2001 was earned from remarketing over 10,000 Honda and Acura vehicles under our contract with American Honda Finance Corporation. We remarketed fewer than 100 Suzuki vehicles following the activation of our Suzuki website in May 2001. For the quarter ended June 30, 2000, we sold approximately 4,500 Honda and Acura vehicles following our roll out of the Honda program in April 2000.

         COST OF REVENUES. Cost of revenues in addition to salary and wages included our website hosting costs and an allocated share of operating expenses and overhead. Salary and wages were lower in the current quarter as compared to the first quarter of last year even though we more than tripled our revenues. We were able to operate more efficiently as a result of experience following the launch of our Internet programs.

         PRODUCT DEVELOPMENT. Our product development expenses consisted primarily of compensation for product development personnel and outside consulting costs. Product development expense remained relatively constant for the June 2001 quarter, as compared to the June 2000 quarter. The bulk of our product development costs are capitalized into cost of software in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use used in determining the amount of software costs developed in-house to be capitalized. We apply Emerging Issues Task Force 00-02 Accounting for Website Development Costs in determining the amount of website development costs to be capitalized.

         These standards require capitalization of certain direct development costs associated with internal use software and website development costs. Costs to be capitalized include internal and external direct project costs including, among others, payroll and labor, material, and services. These costs are included in software and are being amortized over a period not to exceed three years beginning when the software is substantially ready for use. Costs incurred on new projects, projects in a preliminary phase and projects that contract negotiations have not begun, as well as maintenance, and training costs are charged to expense as incurred. During the three months ended June 30, 2001 we capitalized over $600,000 in software development costs as compared to less than $50,000 during the same quarter last year.

         GENERAL AND ADMINISTRATIVE. Our general and administrative expense consists primarily of compensation for administrative personnel, including our executive officers, facility expenses and fees for outside professional services. General and administrative expenses increased by $74,374 to $381,958 from $307,584 in the quarter ended June 30, 2001 as compared to our first quarter ended June 30, 2000. The increase primarily is attributable to increases in salaries and wages and professional fees. Salaries for certain individuals formerly working for our now discontinued land-based operations were included in general and administrative expenses for the current period. Certain other general and administrative expenses, part of which were absorbed by our discontinued operations, also currently are included in general and administrative expense.

         DEPRECIATION AND AMORTIZATION. Amortization of our software that drives our Internet sites increased to $900,473 for the period ended June 30, 2001 as compared to amortization of $324,678 for the same period last year. The increase of $575,795 primarily relates to the reclassification of purchased goodwill to cost of software in the third quarter of our fiscal year ended March 31, 2001. At that time we also changed our estimate of the useful life of such software from ten years to 36 months. Amortization also increased as a result of additional capitalized software costs. Depreciation of our furniture, fixtures, and computer equipment was approximately the same for each period.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2001 our cash balance was $24,182 as compared to $209,068 at March 31, 2001. Current liabilities at June 30, 2001 were $1,458,777 as compared to current assets of $387,131. We were able to meet our current obligations, as they became payable due to the infusion of cash as described in the subsequent events below.

         We generated cash of $248,412 in our operating activities for the quarter ended June 30, 2001, the major components of which were our net losses for the period from continuing operations of $1,410,263, offset by the non-cash charges for depreciation and amortization of $1,007,786, other non cash items totaling $120,380 and an increase in payables of $473,931 including $49,207 advanced to us by one of our directors.

         For the quarter ended June 30, 2000, net cash used in operating activities was $2,012,980. The major component contributing to the cash used in operations for the quarter ended June 30, 2000 were our net losses for the period of $972,154 and $48,501 from continuing operations and discontinued operations, respectively. Cash primarily was provided by the non-cash charges for depreciation and amortization of $445,534 Other accounts affecting our cash balances included cash used by our discontinued operations of $2,497,887 offset by increases in borrowings from our bank line of credit of $670,996 and the conversion of $300,000 in debt owed to one of our former officers and directors to common stock. Cash also was generated by the net increase in accounts payable of $112,059.

         Our investing activities for the quarters ended June 30, 2001 and 2000, were primarily for the purchase of computer hardware and software required for business expansion and our e-commerce and Internet operations. For the quarter ended June 30, 2001 we acquired computer software valued at $620,000. For the quarter ended June 30, 2000 used cash of $123,083 to acquire software, hardware, company cars, and office furniture and fixtures.

         Financing activities for the quarter ended June 30, 2001 consisted in the issuance of 746,808 of our common shares at $0.25 per share as part of the private placement started in March 2001. For the quarter ended June 30, 2000, we received $10,000 from the proceeds of issuance of common shares.

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

         Our agreement with American Honda Finance Corporation will generate revenues for the next three years. We anticipate a greater number of car sales on our Honda website resulting in increased revenues in the months to come as a larger number of vehicles are being returned upon termination of leases and will be available to all Honda and Acura dealers in the United States. In addition our amended contract with American Honda Finance Corporation will provide additional revenue for each car sold on our website. With the definitive agreement signed with American Suzuki Motor Corporation in January 2001, we expect to generate added revenue from the Suzuki site. We entered into an agreement to remarket off-lease Volvo vehicles with Volvo Finance North America for 15 months, commencing April 30, 2001. We anticipate the Volvo Finance web site, www.volvoride.com, will be completed by September 15, 2001. We anticipate entering into similar contracts with other manufacturers and financial institutions to assist them in remarketing their inventories of used vehicles; however, no such other contracts exist at this time.

          The Company has sustained operating losses and negative cash flow since its inception, resulting in no tangible net worth at June 30, 2001. Currently we are operating at a cash flow deficit as revenues from Internet operations do not cover operating expenses. We project that cash flow from operations will reach a break-even level during our quarter ended December 31, 2001. Accordingly, we require no less than $1,300,000 of cash through external sources to fund our operations and service our long and short-term debt until we achieve positive cash flow from operations. We plan to finance this deficit from additional capital in the form of equity or debt or both to be raised in a private placement. In the event this capital is not raised, our Internet operations will be severely limited and meeting our existing overhead will be difficult. This limitation adversely may affect shareholder value.

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

         As a result of this transaction, we are required to reset the pricing of the units sold in March through April 2001 pursuant to a private placement. The anti-dilution clause contained in the private placement required us to issue 9,948,027 shares of our common stock and 4,959,013 additional stock purchase warrants exercisable at $0.125 per share.



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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the quarter ended June 30, 2001, the Company issued shares of common stock as follows:

              o   748,808 shares pursuant to a private placement for $186,702
              o   25,000 shares to deJong & associates for services valued at
                  $6,750
              o 111,732 shares upon conversion of 204 shares of Series D Convertible Preferred Stock
              o 93,750 shares per the earn-out agreement with the former managers of AutoGroup of San Antonio LTD. valued at $35,156
              o 375,000 shares issued and held in escrow for future distribution based on the earn-out agreement with the former managers of AutoGroup of San Antonio LTD.

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

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are filed with this report:

 REGULATION S-K
     NUMBER                             DOCUMENT
       2.1        Agreement and Plan of Reorganization between Auto Network
                  Group,  Inc. and Walden  Remarketing Services, Inc.(1)<F1>
       2.2        Agreement Concerning the Exchange of Common Stock Between
                  AutoTradeCenter.com Inc. and Auto Network Group of Northwest,
                  Inc.(1)<F1>
       3.1        Articles of Incorporation, as amended (1)<F1>
       3.2        Bylaws(1)<F1>
       4.1        Statement Pursuant To Section 10-602 of The Arizona Business
                  Corporation Act of Auto Network USA, Inc. Regarding Series A
                  Preferred Stock(1)<F1>
       4.2        Statement Pursuant To Section 10-602 of The Arizona Business
                  Corporation Act of Auto Network





 REGULATION S-K
     NUMBER                             DOCUMENT

                  USA, Inc. Regarding Series B Preferred Stock(1)<F1>
       4.3        Warrant to Purchase Common Stock Issued to Anthony & Company,
                  Inc.(1)<F1>
       4.4        Statement Pursuant to Section 10-602 of The Arizona Business
                  Corporation Act of AutoTradeCenter.com Inc. Regarding Series
                  C Preferred Stock(3)<F3>
       4.5        Statement Pursuant to Section 10-602 of The Arizona Business
                  Corporation Act of AutoTradeCenter.com Inc. Regarding Series
                  D Preferred Stock(3)<F3>
       4.6        Statement Pursuant to Section 10-602 of the Arizona Business
                  Corporation Act of AutoTradeCenter.com Inc. Regarding Series
                  E Preferred Stock(6)<F6>
      10.1        Stock Option Plan(1)<F1>
      10.2        Evelyn Felice loan documents(1)<F1>
      10.3        Mark Moldenhauer loan documents(1)<F1>
      10.4        Pinnacle Financial Corporation loan documents(1)<F1>
      10.5        Eastlane Trading Limited loan documents(1)<F1>
      10.6        Norwest Bank loan documents(1)<F1>
      10.7        Mike and Debbie Stuart loan documents(1)<F1>
      10.8        Purchase of Goodwill Agreement with JBS, LLC(1)<F1>
      10.9        Promissory Notes used for acquisition of Walden Remarketing
                  Services, Inc.(1)<F1>
      10.10       Consulting Agreement with Dennis E. Hecker dated April 20,
                  1999(1)<F1>
      10.11       Non-Qualified Stock Option Agreement with Dennis E. Hecker dated April 20, 1999(1)<F1>
      10.12       Sample "Work for Hire Agreement"(1)<F1>
      10.13       Agreement with Auction Finance Group, Inc.(1)<F1>
      10.14       Purchase Agreement with Lloydminister Enterprises Inc. and
                  Kindersley  Holdings Inc. dated March 23, 2000(2)<F2>
      10.15       Amended and Restated Secured Promissory Note dated March 31,
                  2000 to Mark Moldenhauer(3)<F3>
      10.16       Amended and Restated Secured Promissory Note dated March 31,
                  2000 to Pinnacle Financial Corporation(3)<F3>
      10.17       Loan Extension from Wells Fargo Business Credit, Inc.(3)<F3>
      10.18       Agreement with American Honda Finance (3)(4)<F3><F4>
      10.19       Extension and Exchange Agreement with Pinnacle Financial
                  Corporation dated December 29, 2000(5)<F5>
      10.20       Motor Vehicle Remarketing Agreement with American Suzuki
                  Motor Corporation dated January 10, 2001(3)(4)<F3><F4>
      10.21       Letter agreement with Sutro & Co. Incorporated dated October
                  11, 2000(3)<F3>
      10.22       First Amendment to Motor Vehicle Remarketing Agreement with
                  American Honda Finance Corporation(3)(4)<F3><F4>
      10.23       Secured Promissory Note to Mark Moldenhauer dated December
                  29, 2000(3)<F3>
      10.24       Secured Promissory Note to Mark Moldenhauer dated March 31,
                  2001(6)<F6>
      10.25       Secured Promissory Note to Pinnacle Financial Corporation
                  dated March 31, 2001(6)<F6>
      10.26       Promissory Note to R. Gary McCauley dated May 31, 2001(6)<F6>
      10.27       Promissory Note to R. Gary McCauley dated July 16, 2001(6)<F6>
      10.28       Amended and Restated Secured Promissory Note to Mark
                  Moldenhauer dated July 24, 2001(6)<F6>
      10.29       Eagle Capital Group, LLC loan documents(6)<F6>
      10.30       Escrow Agreement between Stradling Yocca Carlson & Rauth,
                  AutoTradeCenter.com Inc. and Netchemistry, Inc. dated July
                  26, 2001(6)<F6>
       21         Subsidiaries of the registrant(3)<F3>

------------------

(1)<F1> Incorporated by reference to the exhibits filed to the registration statement on Form S-1 (File No. 333-78659).
(2)<F2> Incorporated by reference to the exhibits filed to the current report on Form 8-K dated March 23, 2000 (File No. 333-78659).




(3)<F3> Incorporated by reference to the exhibits filed to the registration statement on Form S-1 (File No. 333-37090).
(4)<F4> Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
(5)<F5> Incorporated by reference to the exhibits filed to the current report on Form 8-K dated December 29, 2000 (File No. 333-78659).
(6)<F6> Incorporated by reference to the exhibits filed to the annual report on Form 10-K for the fiscal year ended March 31, 2001. (File No. 333-78659).


            b) Reports on Form 8-K:  NONE.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     AUTOTRADECENTER.COM INC.


Date: August 13, 2001                By:      /S/ M.H. FEINSTEIN
                                       -----------------------------------------
                                        M.H. Feinstein, Chief Financial Officer