Form 10-Q
period 2001-09-30
AUTOTRADECENTER COM INC
filed 2001-11-14
CIK 1085537

UNITED STATES

                           SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  X   Yes      No
                                   ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    53,573,906 SHARES OF COMMON STOCK, NO PAR VALUE, AS OF SEPTEMBER 30, 2001

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

     Item 3.  Defaults Upon Senior Securities

     Item 4.  Submission of Matters to a Vote of Security Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K

                                   SIGNATURES

                            AUTOTRADECENTER.COM INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                           SEPTEMBER 30,       MARCH 31,
                                                                                               2001              2001
                                                                                          ---------------   ---------------
                                                                                            (UNAUDITED)
                                                                                          ---------------   ---------------
Current assets:
   Cash                                                                                   $       46,991    $      209,068
   Accounts receivable - trade                                                                   305,021           224,298
   Accounts receivable - employees                                                                 4,750             8,535
   Prepaid loan fees                                                                              59,727                 -
   Prepaid expenses and other                                                                     83,489           164,882
   Assets from discontinued operations, net                                                       26,300            21,812
                                                                                          ---------------   ---------------
      Total current assets                                                                       526,278           628,595
                                                                                          ---------------   ---------------

Property and equipment, net                                                                      368,341           508,949
Software, net                                                                                  6,544,128         7,539,338
                                                                                          ---------------   ---------------
                                                                                               6,912,469         8,048,287
                                                                                          ---------------   ---------------

Intangible assets, net                                                                         1,490,095         1,590,700
                                                                                          ---------------   ---------------

      Total assets                                                                        $    8,928,842    $   10,267,582
                                                                                          ===============   ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable - trade                                                               $      412,935    $      110,063
   Line of credit - Eagle Capital Group                                                          930,211                 -
   Notes payable to related parties - current portion                                            738,201           200,000
   Accrued liabilities                                                                           206,585           135,976
                                                                                          ---------------   ---------------
      Total current liabilities                                                                2,287,932           446,039
                                                                                          ---------------   ---------------

Long term debt - notes payable to related parties, net of current portion                              -           538,807
                                                                                          ---------------   ---------------

Stockholders' equity:
   Convertible preferred stock, Series C; $.10 par value;
      398,700 shares authorized; 21,216, issued, and 11,118
      outstanding; liquidation preference $100 per share                                         924,828           924,828
   Convertible preferred stock, Series D; $.10 par value;
      600,000 shares authorized; 31,824 issued, and 13,832 and 14,536
      outstanding, respectively; liquidation preference $100 per share                         1,158,277         1,227,296
   Convertible preferred stock, Series E; $.10 par value;
      1,300 shares authorized; 1,300 issued, and 1,300 and 0
      outstanding at September 30, and March 31, 2001, respectively                                  130                 -
   Common stock, no par value; 100,000,000 shares authorized;
      53,573,906 and 40,954,759 shares issued and outstanding
      at September 30, and March 31, 2001, respectively                                       29,309,690        24,944,750
   Capital stock contra account                                                               (3,329,280)                -
   Retained deficit                                                                          (21,422,735)      (17,814,138)
                                                                                          ---------------   ---------------
      Total stockholders' equity                                                               6,640,910         9,282,736
                                                                                          ---------------   ---------------

         Total liabilities and stockholders' equity                                       $    8,928,842    $   10,267,582
                                                                                          ===============   ===============


            See Notes to Condensed Consolidated Financial Statement

                            AUTOTRADECENTER.COM INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                SEPTEMBER 30,                        SEPTEMBER 30,
                                                         ----------------------------         ----------------------------
                                                             2001           2000                  2001           2000
                                                         -------------  -------------         -------------  -------------
                                                                        (RECLASSIFIED)                       (RECLASSIFIED)
Revenues:
   Internet fees                                         $    405,050   $    253,150          $    988,705   $     422,800
   Other                                                        9,295              -                10,465              -
                                                         -------------  -------------         -------------  -------------
      Total revenues                                          414,345        253,150               999,170        422,800
                                                         -------------  -------------         -------------  -------------

Cost of revenues:
   Salary and wages                                           114,788         83,400               208,760        182,689
   Other                                                      105,619         95,788               192,385        129,054
                                                         -------------  -------------         -------------  -------------
      Total cost of revenues                                  220,407        179,188               401,146        311,743
                                                         -------------  -------------         -------------  -------------

      Gross profit                                            193,938         73,962               598,025        111,057
                                                         -------------  -------------         -------------  -------------

Operating expenses:
   Sales and marketing                                        130,394        253,644               416,752        441,150
   Product development                                         51,340        157,207               113,404        210,148
   General and administrative                                 456,261        302,312               838,219        609,896
   Depreciation and amortization                            1,026,717        459,489             2,034,503        905,023
                                                         -------------  -------------         -------------  -------------
      Total operating expenses                              1,664,712      1,172,652             3,402,878      2,166,217
                                                         -------------  -------------         -------------  -------------

      Loss from operations                                 (1,470,774)    (1,098,690)           (2,804,853)    (2,055,161)
                                                         -------------  -------------         -------------  -------------

Other (income) expenses:
   Interest expense                                            50,213         20,010                76,127         35,694
   Interest expense - amortization and accretion
      on stock issue and warrant costs                        614,072              -               614,072              -
   Bad debt expense                                            64,665              -                64,665              -
   Other income                                                (1,390)             -                  (242)             -
   Loss on impairment of software                                   -              -                49,122              -
                                                         -------------  -------------         -------------  -------------
                                                              727,560         20,010               803,744         35,694
                                                         -------------  -------------         -------------  -------------

(Loss) from continuing operations                          (2,198,334)    (1,118,700)           (3,608,597)    (2,090,855)
                                                         -------------  -------------         -------------  -------------

Discontinued operations-Loss from operations of
land-based segment                                                  -       (184,192)                    -       (232,693)
                                                         -------------  -------------         -------------  -------------

      Net (loss)                                         $ (2,198,334)  $ (1,302,892)         $ (3,608,597)  $ (2,323,548)
                                                         =============  =============         =============  =============



Basic (loss) per share:
   Continuing operations                                 $      (0.05)  $      (0.04)         $      (0.08)  $      (0.07)
   Discontinued operations                               $        -     $      (0.01)         $        -     $      (0.01)


Weighted average shares number of common shares
outstanding:
   Basic                                                   47,674,828     31,302,671            43,572,843     30,019,555
   Fully diluted                                           47,674,828     31,302,671            43,572,843     30,019,555


            See Notes to Condensed Consolidated Financial Statements

                            AUTOTRADECENTER.COM INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                     FOR THE SIX MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                 ----------------------------------
                                                                      2001              2000
                                                                 ----------------  ----------------
                                                                                   (RECLASSSIFIED)
                                                                                   ----------------
Cash flows from operating activities:
   Net (loss):
      Continuing operations - net of income taxes                $    (3,608,598)  $    (2,090,855)
      Discontinued operations - net of income taxes                          -            (232,693)
                                                                 ----------------  ----------------
                                                                      (3,608,598)       (2,323,548)
                                                                 ----------------  ----------------
Adjustments to reconcile net (loss) to net cash provided
  by operating activities:
      Depreciation and amortization                                    2,034,503           905,023
      Interest expense - amortization and accretion on                   614,073                 -
        stock issue and warrant costs
      Loss on disposal of impaired software                               50,512                 -
      Stock or stock options issued for services                         120,867                 -
(Increase) decrease in:
   Net assets of discontinued operations                                  (4,488)       (2,719,891)
   Accounts receivable                                                   (76,938)         (107,725)
   Prepaid expenses and other current assets                              21,666           (31,172)
   Notes payable - bank                                                      -             652,413
   Line of credit - Eagle Capital Group                                  930,211                 -
   Accounts payable                                                      302,872                 -
   Accrued liabilities                                                    70,609           109,018
                                                                 ----------------  ----------------
      Net cash provided by (used in) operating activities                455,289        (3,515,882)
                                                                 ----------------  ----------------

Cash flows from investing activities:
   Purchase of property, equipment and software                         (849,198)         (147,213)
                                                                 ----------------  ----------------
      Net cash used in investing activities                             (849,198)         (147,213)
                                                                 ----------------  ----------------

Cash flows from financing activities:
   Proceeds from issuance of convertible preferred stock                     130                 -
   Proceeds from issuance of common stock - net                          231,702           161,667
                                                                 ----------------  ----------------
      Net cash  provided by financings activities                        231,832           161,667
                                                                 ----------------  ----------------

Net change in cash                                                      (162,077)       (3,501,428)

Beginning cash balance                                                   209,068         4,355,738
                                                                 ----------------  ----------------

Ending cash balance                                              $        46,991   $       854,310
                                                                 ================  ================

Supplemental disclosures:
      Interest paid for continuing operations                    $        50,213   $        35,694
                                                                 ================  ================
      Interest paid for discontinued operations                  $           -     $       375,109
                                                                 ================  ================


            See Notes to Condensed Consolidated Financial Statements

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


NOTE A - PRESENTATION OF FINANCIAL STATEMENTS

         The condensed consolidated financial statements of AutoTradeCenter.com Inc. ("AUTC") or the "Company," which refers to AutoTradeCenter.com Inc. and its subsidiaries have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all adjustments (including all normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows of AUTC as of September 30, 2001 and for all of the periods presented. These statements are condensed and do not include all of the information required by generally accepted accounting principles in a full set of financial statements. These statements should be read in conjunction with AUTC's financial statements and notes thereto included in AUTC's Annual Report on Form 10-K for its fiscal year ended March 31, 2001.

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

         AutoTradeCenter.com Inc. ("the Company") was incorporated pursuant to the laws of the State of Arizona on July 10, 1997 and began operations on September 22, 1997. In December 1998, we changed our name from Auto Network USA, Inc. to Auto Network Group, Inc. In March 1999, we again changed our name to AutoTradeCenter.com Inc. to more properly reflect our future direction as an Internet based wholesaler and remarketer of used automobiles. The wholesale automobile business principally involves activities related to redistributing used vehicles, typically acquired from franchised and independent auto dealers, lessors, banks and other finance companies and reselling them to other franchised and independent dealers. Prior to December 31, 2000 we engaged in these activities either as a fee-based service or as a principal. As a principal (land-based operations), we performed these services through independent wholesale brokers. Each broker bought, titled, and sold vehicles in the name of the Company. In November 2000, we decided to discontinue all of our land-based operations in order to concentrate efforts on remarketing used vehicles utilizing the Internet. Accordingly, we sold our land-based subsidiaries located in New Mexico, Texas, and Oregon on December 29, 2000, and transferred ownership of substantially all vehicles owned by our Scottsdale, Arizona operations on February 28, 2001 to certain of its former brokers.


NOTE B - EARNINGS (LOSS) PER SHARE

         Basic earnings (loss) per share have been computed based on the weighted average number of common shares outstanding. Diluted earnings per share reflects the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options and the assumed conversion of debt and preferred stock. Since we operated at a loss for all periods stated, the computation of diluted earnings per share would be anti-dilutive. Accordingly basic and diluted earnings (loss) per share are equivalent.


NOTE C - INFORMATION REGARDING DISCONTINUED OPERATIONS

         Net assets from discontinued operations at September 30 and March 31, 2001 primarily consisted of uncollected receivable balances from former independent contractor wholesale automobile brokers. These uncollected accounts have been turned over to independent third parties for collection.

         The disposition of our land-based operations represents the disposal of a business segment under APB Opinion No. 30. Accordingly, the condensed consolidated statements of operations for the three and six months ended September 30, 2000 and cash flows for the six months ended September 30, 2000 have been reclassified to reflect the discontinuance of all land-based operations.

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)



NOTE D - PROPERTY AND EQUIPMENT
                                                 September 30,      March 31,
CATEGORY                         LIFE/METHOD         2001              2001
--------                         -----------     -------------   ---------------

Computers and equipment          3 years/SL      $    712,689    $     739,638
Furniture and fixtures           7 years/SL            62,072           62,072
Leasehold improvements           5 years/SL             6,200            6,300
                                                 -------------   ---------------
                                                      780,961          808,010
Less accumulated depreciation                         412,620          299,061
                                                 -------------   ---------------
                                                 $    368,341    $     508,949
                                                 =============   ===============

Software/systems design          3 years/SL      $ 11,633,525    $   10,804,765
Less accumulated depreciation                       5,089,397         3,265,427
                                                 -------------   ---------------
                                                 $  6,544,128    $    7,539,338
                                                 =============   ===============


NOTE E - NOTES PAYABLE

LINE OF CREDIT

         On July 26, 2001, we entered into a financing arrangement with Eagle Capital Group, LLC ("Eagle"), a private company, which provides for a line of credit up to $1,300,000. The loan is due June 30, 2002 and bears interest at the rate of 12% per annum that is payable monthly. We paid a commitment fee of $13,000 and are obligated to pay a one percent (1%) facility fee of up to $13,000 each quarter. We are also required to pay monthly principal payments of not less than 5% of the outstanding loan balance once we achieve positive cash flow. The loan is secured by all assets including but not limited to furniture, fixtures, leasehold, personal property, and intellectual property. The balance outstanding on the line of credit as of September 30, 2001 was $930,211.

         The loan is convertible into our common stock at any time before the due date thereof, including any extensions, at the lesser of the average bid price following the date of the first advance and the earlier of the conversion date or the termination date or $0.10 per share. We also issued Eagle a warrant that allows Eagle, for a period of 90 days from the termination date of the loan, to purchase common shares at $0.10 per share in an amount equal to the difference between (a) 13,000,000 and (b) the number of shares of common stock issued upon prior conversion of any amounts under the loan.

          In addition, we issued a warrant to Eagle that allows Eagle to purchase, for a period of up to five years, up to 6,500,000 shares of Common Stock at an exercise price of $0.125 per share. If we prepay the loan in full at any time prior to December 31, 2001, we will issue to Eagle 1,500,000 shares of our common stock as consideration.

         In addition, we issued to Eagle 1,300 shares Series E Preferred Stock, at a par value of $0.10 per share. The Series E Preferred Stock grants Eagle the right to vote an equivalent of 13,000,000 common shares. Eagle has two representatives on our board of directors.

         We also entered into a Facilities Use and Administrative Services Agreement with an affiliate of Eagle for the use of office facilities, software development, marketing, accounting, and other management services that may vary from time to time. The fee for these services will be negotiated between the parties in good faith as business practices and circumstances change.

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

NOTES PAYABLE - RELATED PARTY

         On July 26, 2001, as part of the agreement with Eagle, we consolidated the notes payable to Pinnacle Financial and Mark Moldenhauer in the amounts of $336,807 and $402,000, respectively. The consolidated note bears interest at 12% payable monthly. In addition, we are obligated to make principal payments of $25,000 per month in November and December 2001, and $50,000 per month principal payments from January 2002 through May 2002. The balance of the note is due June 30, 2002. Any principal payment may be converted into our common stock at the sole discretion of the lender at the rate of $0.10 per share, upon three days written notice. The Company also issued a warrant to purchase one share of our common stock for every two shares of our common stock received upon conversion. The warrant exercise price is $0.125 per share and expires five years from issuance. The note is subordinated to the first lien of Eagle.


NOTE F - STOCKHOLDERS' EQUITY

PREFERRED AND COMMON STOCK

         During the six months ending September 30, 2001, holders of 704 shares of Series D convertible preferred shares elected to convert such shares to common shares. Based on the formulae contained in the terms of the preferred shares 552,552 shares of common stock were issued. These shares will become registered and available for sale (subject to certain lock-up provisions) upon the acceptance by the Securities and Exchange Commission of previous filings on Form S-1 and Form 10-K. Also, we were required by agreement to issue 538,560 restricted common shares to holders of Series C convertible preferred shares.

         During the six months ending September 2001, we issued 628,750 shares of common stock for services and earn-out agreements valued at $120,867.

         During the six months ending September 2001, the Company issued 746,808 shares of our common shares for $186,702 and 450,000 shares of our common stock for $45,000 through a private placement.

         As a result of the transaction with Eagle Capital Group, LLC, we were required to reset the pricing of the units sold pursuant to a private placement in March and April 2001 at $0.25 per share to $0.10 per share. The anti-dilution clause contained in the private placement requires us to issue 9,918,027 shares of its common stock and 4,959,013 additional stock purchase warrants exercisable at $0.125 per share. The additional shares issued to the private placement group resulted in an increase in capital stock of $2,188,566 with a contra account established for the same amount. The contra account is being amortized over the life of the line of credit, which is 11 months, ending June 30, 2002. The warrants issued to the private placement group were valued at $977,608 using the Black-Scholes method. This amount was recorded as capital stock with a contra account established for the same amount. The contra account is being amortized over the life of the line of credit, which is 11 months, ending June 30, 2002. Year-to-date amortization on the above warrants and stock is $575,669 and is being charged to interest expense.

         Warrants issued to Eagle are earned based on the amount advanced to the Company on the line of credit. The warrants earned are then valued using the Black-Scholes method and recognized as interest expense over the life of the loan using the interest accretion method. For the six months ending September 30, 2001 total warrants earned were valued at $777,178 and interest expense charged was $38,404 using the interest accretion method.

         Generally accepted accounting principles requires the value of the unamortized warrants be presented as a contra account to the liability that created the accounting entry; the effect of this entry would have caused our current liabilities to be $738,774 less than the amount shown on the balance sheet at September 30, 2001 of $2,287,932. Management elected instead to add the $738,774 to the capital stock contra account because it more clearly reflects the result of this transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in the forward-looking statements. All period references are for the respective three and six-month periods ending September 30, 2000 and 2001.

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

         As of December 29, 2000, we sold our interest in our land-based operations in Albuquerque, New Mexico; San Antonio, Texas; and Bend, Oregon to Automotive Disposition Management Services, Inc., an affiliated Arizona corporation, in exchange for a 16% interest in Automotive Disposition. In the first quarter of the fiscal year ended March 31, 2002, 430,675 of our common shares held in escrow pending an earn-out agreement with the management of our former subsidiary in Oregon were exchanged for 9% of our interest in Automotive Disposition Management Services, Inc. thereby reducing our interest therein to approximately 7%. Automotive Disposition is a private company owned by Jules Gollins, the former manager of the New Mexico land-based operation, and by Mark Moldenhauer, one of our founders, a principal shareholder, and former officer and director. We disposed of our land-based operations in Scottsdale, Arizona, as of February 28, 2001, thereby discontinuing all land-based operations and allowing us to focus on providing automotive remarketing services via the Internet.

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

         In January 1999, we announced the development of our Internet site WWW.AUTOTRADECENTER.COM. No revenues have been generated from the operations of this site, which is now used for informational purposes only. However, effective February 1, 2000, a new web site developed for American Honda Finance Corporation, powered by our technology, began generating revenue. We generated $291,587 of revenue in the year ended March 31, 2000 from remarketing activities that were not related either to our Internet remarketing business or our land-based operations. Our existing remarketing agreement with Honda Finance Corporation gives us an exclusive contract to remarket, over the Internet through January 31, 2004, all of the vehicles returned to Honda and Acura after termination of a lease. These are referred to in the industry as "off-lease" vehicles. The Honda web site, www.hfcarsales.com, became operational in all Honda and Acura dealerships by June 2000 upon completion of a phase in period beginning April 2000. We developed a pilot program for Suzuki, similar to the program developed for Honda, utilizing our Internet technology systems and procedures to remarket their program vehicles to dealers. The Suzuki pilot program began in September 2000 (www.suzukiproline.com) and we signed an agreement with Suzuki in January 2001 to remarket their program cars over the Internet for a one-year period. In April of 2001, we entered into an agreement to remarket off-lease Volvo vehicles with Volvo Finance North America for one year commencing with the start of operations of the Volvo program. The Volvo Finance web site, www.volvoride.com, began operating on a pilot basis on October 29, 2001.

         Due to the discontinuance of our land-based operations, we now focus all of our efforts on deriving revenues from fees charged to remarket vehicles over the Internet.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

         Net losses were $2,198,334 ($0.05 per share) for the three months ended September 30, 2001 as compared to net losses from continuing operations of $1,118,700 ($0.04 per share) and $184,192 ($0.01 per share) from discontinued operations for the three months ended September 30, 2000.

         INTERNET REVENUES. Internet revenues were $405,050 for the three months ended September 30, 2001 as compared to $253,150 for the same period last year. Substantially all revenue for the quarter ended September 30, 2001 was earned from remarketing over 6,672 Honda and Acura vehicles under our contract with American Honda Finance Corporation. We remarketed 113 Suzuki vehicles also for the quarter.

         COST OF REVENUES. Cost of revenues in addition to salary and wages included our website hosting costs and an allocated share of operating expenses and overhead. Salary and wages were higher in the current quarter because of the addition of two new software engineers. This also changed the allocated share of operating expenses and overhead.

         PRODUCT DEVELOPMENT. Our product development expenses consisted primarily of compensation for product development personnel and outside consulting costs. Product development expense was substantially less for the September 2001 quarter, as compared to the September 2000 quarter because of the costs incurred in the year 2000 to significantly enhance the system functionality. The bulk of our product development costs are capitalized into cost of software in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, in determining the amount of software costs developed in-house to be capitalized. We apply Emerging Issues Task Force 00-02, Accounting for Website Development Costs, in determining the amount of website development costs to be capitalized.

         These standards require capitalization of certain direct development costs associated with internal use software and website development costs. Costs to be capitalized include internal and external direct project costs including, among others, payroll and labor, material, and services. These costs are included in software and are being amortized over a period not to exceed three years beginning when the software is substantially ready for use. Costs incurred on new projects, projects in a preliminary phase and projects that contract negotiations have not begun, as well as maintenance, and training costs are charged to expense as incurred. During the three months ended September 30, 2001 we capitalized over $200,000 in software development costs as compared to $16,000 during the same quarter last year.

         GENERAL AND ADMINISTRATIVE. Our general and administrative expense consists primarily of compensation for administrative personnel, including our executive officers, facility expenses and fees for outside professional services. General and administrative expenses increased by $153,949 to $456,261 from $302,312 in the quarter ended September 30, 2001 as compared to our first quarter ended September 30, 2000. The increase primarily is attributable to increases in salaries and wages and professional fees. Salaries for certain individuals formerly working for our now discontinued land-based operations were included in general and administrative expenses for the current period. Certain other general and administrative expenses, part of which were absorbed by our discontinued operations, also currently are included in general and administrative expense.

         DEPRECIATION AND AMORTIZATION. Amortization of our software that drives our Internet sites increased to $923,497 for the period ended September 30, 2001 as compared to amortization of $285,342 for the same period last year. The increase of $638,155 primarily relates to the reclassification of purchased goodwill to cost of software in the third quarter of our fiscal year ended March 31, 2001. At that time we also changed our estimate of the useful life of such software from ten years to 3 years. Amortization also increased as a result of additional capitalized software costs. Depreciation of our furniture, fixtures, and computer equipment was approximately the same for each period.


SIX MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2000

         Net losses were $3,608,597 ($0.08 per share) for the six months ended September 30, 2001 as compared to net losses from continuing operations of $2,090,855 ($0.07 per share) and $232,693 ($0.01 per share) from discontinued operations for the six months ended September 30, 2000.

         INTERNET REVENUES. Internet revenues were $988,705 for the six months ended September 30, 2001 as compared to $422,800 for the same period last year. Substantially all revenue for the six months ended September 30, 2001 was earned from remarketing over 16,733 Honda and Acura vehicles under our contract with American Honda Finance Corporation. We remarketed 172 Suzuki vehicles also for the six-month period.

         COST OF REVENUES. Cost of revenues in addition to salary and wages included our website hosting costs and an allocated share of operating expenses and overhead. Salary and wages are higher for the six months because of the addition of two new programmers. This also changed the allocated share of operating expenses and overhead.

         PRODUCT DEVELOPMENT. Our product development expenses consisted primarily of compensation for product development personnel and outside consulting costs. Product development expense was substantially less for the six months ended September 2001, as compared to the same period ended September 2000 because of the costs incurred in the year 2000 to significantly enhance the system functionality. The bulk of our product development costs are capitalized into cost of software in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, in determining the amount of software costs developed in-house to be capitalized. We apply Emerging Issues Task Force 00-02, Accounting for Website Development Costs, in determining the amount of website development costs to be capitalized.

         These standards require capitalization of certain direct development costs associated with internal use software and website development costs. Costs to be capitalized include internal and external direct project costs including, among others, payroll and labor, material, and services. These costs are included in software and are being amortized over a period not to exceed three years beginning when the software is substantially ready for use. Costs incurred on new projects, projects in a preliminary phase and projects that contract negotiations have not begun, as well as maintenance, and training costs are charged to expense as incurred. During the six months ended September 30, 2001 we capitalized over $820,000 in software development costs as compared to $66,000 during the same period last year.

         GENERAL AND ADMINISTRATIVE. Our general and administrative expense consists primarily of compensation for administrative personnel, including our executive officers, facility expenses and fees for outside professional services. General and administrative expenses increased by $228,323 to $838,219 from $609,896 for the six months ended September 30, 2001 as compared to the six months ended September 30, 2000. The increase primarily is attributable to increases in salaries and wages and professional fees. Salaries for certain individuals formerly working for our now discontinued land-based operations were included in general and administrative expenses for the current period. Certain other general and administrative expenses, part of which were absorbed by our discontinued operations, also currently are included in general and administrative expense.

         DEPRECIATION AND AMORTIZATION. Amortization of our software that drives our Internet sites increased to $1,823,970 for the period ended September 30, 2001 as compared to amortization of $610,020 for the same period last year. The increase of $1,213,950 primarily relates to the reclassification of purchased goodwill to cost of software in the third quarter of our fiscal year ended March 31, 2001. At that time we also changed our estimate of the useful life of such software from ten years to three years. Amortization also increased as a result of additional capitalized software costs. Depreciation of our furniture, fixtures, and computer equipment was approximately the same for each period.


LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2001 our cash balance was $46,991 as compared to $209,068 at March 31, 2001. Current liabilities at September 30, 2001 were $2,287,932 as compared to current assets of $526,278. We were able to meet our current obligations, as they became payable due to the infusion of cash by the line of credit provided to us as described in Note E to the financial statements.

         We generated cash of $455,289 in our operating activities for the six months ended September 30, 2001, the major components of which were our net losses for the period from continuing operations of $3,608,598, offset by the non-cash charges for depreciation and amortization of $2,034,503, other non cash items totaling $725,692, advances on our line of credit in the amount of $930,211 and an increase in payables of $373,481.

         For the six months ended September 30, 2000, net cash used in operating activities was $3,515,882. The major component contributing to the cash used in operations for the six months ended September 30, 2000 were our net losses for the period of $2,090,855 and $232,693 from continuing operations and discontinued operations, respectively. Cash primarily was offset by the non-cash charges for depreciation and amortization of $905,023. Other accounts affecting our cash balances included cash used by our discontinued operations of $2,719,891 offset by increases in borrowings from our bank line of credit of $652,413. Cash also was generated by the net increase in accounts payable of $109,018.

         Our investing activities for the six months ended September 30, 2001 and 2000, were primarily for the purchase of computer hardware and software required for business expansion and our e-commerce and Internet operations. For the six months ended September 30, 2001 we acquired computer software and hardware valued at $849,198. For the six months ended September 30, 2000 we used cash of $147,213 to acquire software, hardware, company cars, and office furniture and fixtures.

         Financing activities for the six months September 30, 2001 consisted in the issuance of 746,808 shares of our common shares for $186,702 and 450,000 shares of our common stock for $45,000 as part of the private placement that commenced in March 2001. We also issued 1,300 shares of a new series (Series E) of preferred stock related to the Eagle financing in the amount of $130. For the six-months ended September 30, 2000, we received $161,667 from the proceeds of issuance of common shares.


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

         Our agreement with American Honda Finance Corporation will generate revenues for the approximately next two years. We anticipate a greater number of car sales on our Honda website resulting in increased revenues in the months to come as a larger number of vehicles are being returned upon termination of leases and will be available to all Honda and Acura dealers in the United States. In addition our amended contract with American Honda Finance Corporation will provide additional revenue for each car sold on our website. With the definitive agreement signed with American Suzuki Motor Corporation in January 2001, we expect to generate added revenue from the Suzuki site. We entered into an agreement to remarket off-lease Volvo vehicles with Volvo Finance North America for one year. The Volvo Finance web site, www.volvoride.com, began operating on a pilot basis October 29, 2001. We anticipate entering into similar contracts with other manufacturers and financial institutions to assist them in remarketing their inventories of used vehicles; however, no such other contracts exist at this time.

          We have sustained operating losses and negative cash flow since inception, resulting in no tangible net worth at September 30, 2001. Currently we are operating at a cash flow deficit, as revenues from Internet operations do not cover operating expenses. Our goal is to become cash flow positive from operations during our quarter ended December 31, 2001. Accordingly, we require no less than $400,000 of cash through external sources to fund our operations and service our long and short-term debt until we achieve positive cash flow from operations. We plan to finance this deficit from additional capital in the form of equity raised in a private placement or additional draws on our line of credit or both. In the event this capital is not raised, our Internet operations will be severely limited and meeting our existing overhead will be difficult. This limitation may adversely affect shareholder value.

         We have addressed these concerns by: (1) continuing our efforts to raise up to an additional $400,000 under terms similar to those of the private placement of equity securities in March and April of 2001; (2) implementing plans to generate positive cash flow and operating profits by increasing revenues through the expansion of our Internet remarketing of off-lease and program vehicles with our current customers and others and develop new products and services for our current customer base and others and; (3) further reducing our cash requirements for our costs of operations.

         There is no assurance, however, that we will be able to implement our business plan as outlined above. In the event that we are unable to obtain positive cash flow prior to exhausting our new line of credit, we must obtain additional financing in the form of equity or debt to continue operations.





ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

                          PART II - - OTHER INFORMATION

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the quarter ended September 30, 2001, 440,820 shares of common stock were issued upon conversion of the Company's Series D convertible preferred stock.

         During the quarter ended September 30, 2001, 450,000 shares of common stock were issued for $45,000.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Our annual meeting was held on September 24, 2001. Shareholders representing 39,020,720 shares were represented either in person or by proxy. At the meeting we elected our board of directors consisting of
         J. Chris Arnold, Roger L. Butterwick, G. Neil Elsey, James G. Kaiser, David G. Livingston, R. Gary McCauley, L. David Sikes, and A. Marvin Strait. The votes for all of the nominees was 38,918,011; there were 102,709 votes abstaining or against.

         We also elected Neff & Ricci, LLP as our independent auditing firm for our fiscal year ending March 31, 2002 by a positive vote of 38,918,011; there were 102,709 votes abstaining or against.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are filed with this report:

 REGULATION S-K
     NUMBER                                  DOCUMENT
       2.1 Agreement and Plan of Reorganization between Auto Network Group, Inc. and Walden Remarketing Services, Inc. (1)
       2.2 Agreement Concerning the Exchange of Common Stock Between AutoTradeCenter.com Inc. and Auto Network Group of Northwest, Inc. (1)
       3.1         Articles of Incorporation, as amended (1)
       3.2         Bylaws (1)

 REGULATION S-K
     NUMBER                                  DOCUMENT
       4.1         Statement Pursuant To Section 10-602 of The Arizona Business
                   Corporation Act of Auto Network USA, Inc. Regarding Series A
                   Preferred Stock (1)
       4.2         Statement Pursuant To Section 10-602 of The Arizona Business
                   Corporation Act of Auto Network USA, Inc. Regarding Series B
                   Preferred Stock (1)
       4.3         Warrant to Purchase Common Stock Issued to Anthony & Company,
                   Inc. (1)
       4.4         Statement Pursuant to Section 10-602 of The Arizona Business
                   Corporation Act of AutoTradeCenter.com Inc. Regarding Series
                   C Preferred Stock (3)
       4.5         Statement Pursuant to Section 10-602 of The Arizona Business
                   Corporation Act of AutoTradeCenter.com Inc. Regarding Series
                   D Preferred Stock (3)
       4.6         Statement Pursuant to Section 10-602 of the Arizona  Business
                   Corporation Act of AutoTradeCenter.com Inc. Regarding Series
                   E Preferred Stock (6)
      10.1         Stock Option Plan (1)
      10.2         Evelyn Felice loan documents (1)
      10.3         Mark Moldenhauer loan documents (1)
      10.4         Pinnacle Financial Corporation loan documents (1)
      10.5         Eastlane Trading Limited loan documents (1)
      10.6         Norwest Bank loan documents (1)
      10.7         Mike and Debbie Stuart loan documents (1)
      10.8         Purchase of Goodwill Agreement with JBS, LLC (1)
      10.9         Promissory Notes used for acquisition of Walden Remarketing
                   Services, Inc.  (1)
      10.10        Consulting Agreement with Dennis E. Hecker dated April 20,
                   1999 (1)
      10.11        Non-Qualified Stock Option Agreement with Dennis E. Hecker dated April 20, 1999 (1)
      10.12        Sample "Work for Hire Agreement" (1)
      10.13        Agreement with Auction Finance Group, Inc. (1)
      10.14        Purchase Agreement with Lloydminister Enterprises Inc. and
                   Kindersley  Holdings Inc. dated March 23, 2000 (2)
      10.15        Amended and Restated Secured Promissory Note dated March 31,
                   2000 to Mark Moldenhauer (3)
      10.16        Amended and Restated Secured Promissory Note dated March 31,
                   2000 to Pinnacle Financial Corporation (3)
      10.17        Loan Extension from Wells Fargo Business Credit, Inc. (3)
      10.18        Agreement with American Honda Finance (3)(4)
      10.19        Extension and Exchange Agreement with Pinnacle Financial
                   Corporation dated December 29, 2000 (5)
      10.20        Motor Vehicle Remarketing  Agreement with American Suzuki
                   Motor Corporation dated January 10, 2001 (3)(4)
      10.21        Letter agreement with Sutro & Co. Incorporated dated October
                   11, 2000 (3)
      10.22        First Amendment to Motor Vehicle Remarketing Agreement with
                   American Honda Finance  Corporation (3)(4)
      10.23        Secured Promissory Note to Mark Moldenhauer dated December
                   29, 2000 (3)
      10.24        Secured Promissory Note to Mark Moldenhauer dated March 31,
                   2001 (6)
      10.25        Secured Promissory Note to Pinnacle Financial Corporation
                   dated March 31, 2001 (6)
      10.26        Promissory Note to R. Gary McCauley dated May 31, 2001 (6)
      10.27        Promissory Note to R. Gary McCauley dated July 16, 2001 (6)
      10.28        Amended and Restated Secured Promissory Note to Mark
                   Moldenhauer dated July 24, 2001 (6)
      10.29        Eagle Capital Group, LLC loan documents (6)
      10.30        Escrow Agreement between Stradling Yocca Carlson & Rauth,
                   AutoTradeCenter.com Inc. and Netchemistry, Inc. dated July
                   26, 2001 (6)
      10.31        Motor Vehicle Remarketing Agreement with Volvo Finance North
                   America, Inc. dated April 30, 2001 (3)
       21          Subsidiaries of the registrant (3)

-------------------------

(1) Incorporated by reference to the exhibits filed to the registration statement on Form S-1 (File No. 333-78659).
(2) Incorporated by reference to the exhibits filed to the current report on Form 8-K dated March 23, 2000 (File No. 333-78659).
(3) Incorporated by reference to the exhibits filed to the registration statement on Form S-1 (File No. 333-37090).
(4) Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
(5) Incorporated by reference to the exhibits filed to the current report on Form 8-K dated December 29, 2000 (File No. 333-78659).
(6) Incorporated by reference to the exhibits filed to the annual report on Form 10-K for the fiscal year ended March 31, 2001. (File No. 333-78659).

            b) Reports on Form 8-K:  NONE.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AUTOTRADECENTER.COM INC.


Date:  November 13, 2001           By:      /S/ ROGER L. BUTTERWICK
                                      ------------------------------------------
                                         Roger L. Butterwick, President
                                         (Principal Financial and Accounting
                                         Officer)