Form 10-Q/A
period 2000-12-31
AUTOTRADECENTER COM INC
filed 2001-12-05
CIK 1085537

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                 Amendment No. 2



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

     Item 3.  Defaults Upon Senior Securities

     Item 4.  Submission of Matters to a Vote of Security Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K

                                   SIGNATURES

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            AUTOTRADECENTER.COM INC.
                          CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                  December 31,      March 31,
                                                                                     2000              2000
                                                                                  (unaudited)
                                                                                ---------------   ---------------
                                                                                   Restated          Restated
                                                                                ---------------   ---------------
Current assets:
  Cash                                                                           $    139,612      $  4,355,738
  Accounts receivable - trade, net                                                    163,990                 -
  Accounts receivable - employees and brokers, net                                    134,453                 -
  Prepaid expenses and other                                                          136,047           110,272
  Net assets of discontinued operations                                             1,373,400         1,023,166
                                                                                 -------------     -------------
    Total current assets                                                            1,947,502         5,489,176
                                                                                 -------------     -------------

Property and equipment, net                                                           732,337           813,118
Software, net                                                                       7,945,945        12,013,608
                                                                                 -------------     -------------
                                                                                    8,678,282        12,826,726
                                                                                 -------------     -------------

Intangible assets, net                                                              1,640,472         1,786,845
                                                                                 -------------     -------------

      Total assets                                                                $12,266,256       $20,102,747
                                                                                 =============     =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable-related party                                                    $    528,807      $          -
  Notes payable-bank                                                                1,386,309         1,112,418
  Accrued liabilities                                                                  44,713             6,124
                                                                                 -------------     -------------
  Total current liabilities                                                         1,959,829         1,118,542
                                                                                 -------------     -------------

Long-term debt - notes payable to related party                                             -           528,807
                                                                                 -------------     -------------

Stockholders' equity:
  Convertible preferred stock, Series C; $0.10 par value;
    400,000 shares authorized; 21,216 issued, and 12,852 and 20,800
    outstanding, respectively; liquidation preference $100 per share                1,063,323         1,906,536
  Convertible preferred stock, Series D; $0.10 par value;
    600,000 shares authorized; 31,824 issued, and 17,034 and 31,200
    outstanding, respectively; liquidation preference $100 per share                1,356,668         2,859,805
  Common stock, no par value; 100,000,000 shares authorized;
    34,514,001 shares issued, 34,068,036 outstanding at December 31, 2000
    and 27,652,609 shares issued and outstanding at March 31, 2000                 23,011,910        19,779,542
  Retained deficit                                                                (15,125,474)       (6,090,485)
                                                                                 -------------     -------------
    Total stockholders' equity                                                     10,306,427        18,455,398
                                                                                 -------------     -------------

      Total liabilities and stockholders' equity                                 $ 12,266,256      $ 20,102,747
                                                                                 =============     =============





           See notes to condensed consolidated financial statements.
                                       3.

                            AUTOTRADECENTER.COM INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                        For the Three Months Ended              For the Nine Months Ended
                                                              December 31,                            December 31,
                                                     -------------------------------         -------------------------------
                                                         2000             1999                   2000             1999
                                                     --------------   --------------         --------------   --------------
                                                        Restated                                Restated
                                                     --------------                          --------------
Revenues - Internet fees                              $   200,868      $         -            $   623,668      $   291,587
                                                      ------------     ------------           ------------     ------------

Cost of revenues:
  Salary and wages                                        108,949                -                291,638                -
  Other                                                   121,903                -                250,957                -
                                                      ------------     ------------           ------------     ------------
    Total cost of revenues                                230,852                -                542,595                -
                                                      ------------     ------------           ------------     ------------

      Gross profit                                        (29,984)               -                 81,073          291,587
                                                      ------------     ------------           ------------     ------------

Operating expenses:
  Sales and marketing                                     376,763           45,093                817,914          260,464
  Product development                                     125,402                -                335,550                -
  General and administrative                              469,570          106,395              1,079,466          334,893
  Depreciation and amortization                         3,954,625           57,554              4,859,648          171,033
                                                      ------------     ------------           ------------     ------------
    Total operating expenses                            4,926,360          209,042              7,092,578          766,390
                                                      ------------     ------------           ------------     ------------

      Loss from operations                             (4,956,344)        (209,042)            (7,011,505)        (474,803)

Interest expense                                          (11,898)         (11,898)               (47,592)         (47,645)
                                                      ------------     ------------           ------------     ------------


(Loss) from continuing operations                      (4,968,242)        (220,940)            (7,059,097)        (522,448)
                                                      ------------     ------------           ------------     ------------

Discontinued operations:
  Loss from operations of land-based segment              (91,146)        (110,204)              (323,839)        (118,307)
  Loss from disposition of land-based segment          (1,652,053)               -             (1,652,053)               -
                                                      ------------     ------------           ------------     ------------
                                                       (1,743,199)        (110,204)            (1,975,892)        (118,307)
                                                      ------------     ------------           ------------     ------------

Net (loss) before income taxes                         (6,711,441)        (331,144)            (9,034,989)        (640,755)
                                                      ------------     ------------           ------------     ------------

Income tax refund                                               -              485                      -           56,034
Minority interest in loss of subsidiaries                       -           24,465                      -           74,786
                                                      ------------     ------------           ------------     ------------
                                                                -           24,950                      -          130,820
                                                      ------------     ------------           ------------     ------------

Net (loss)                                            $(6,711,441)     $  (306,194)           $(9,034,989)     $  (509,935)
                                                      ============     ============           ============     ============


Basic (loss) per share:
  Continuing operations                               $     (0.15)     $     (0.01)           $     (0.22)     $     (0.03)
  Discontinued operations                             $     (0.05)     $     (0.01)           $     (0.06)     $     (0.01)


Weighted average shares number of
  common shares outstanding:
    Basic                                              34,068,036       20,735,084             31,525,710       20,685,084
    Fully diluted                                      34,068,036       20,735,084             31,525,710       20,685,084







           See notes to condensed consolidated financial statements.
                                       4.

                            AUTOTRADECENTER.COM INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                   For the Nine Months Ended December 31,
                                                                   ---------------------------------------
                                                                         2000                 1999
                                                                   -----------------    ------------------
Cash flows from operating activities:
  Net (loss) income:
    From continuing operations                                       $(7,059,097)           $(391,628)
    From discontinued operations of land-based segment                  (323,839)            (118,307)
    From disposition of land-based segment                            (1,652,053)                   -
                                                                     ------------           ----------
                                                                      (9,034,989)            (509,935)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                      4,859,648              171,033
    Stock or stock options issued for services                            53,436                    -
(Increase) decrease in:
  Net assets of discontinued operations                                 (350,234)             330,771
  Accounts receivable                                                   (163,990)              98,610
  Accounts receivable employees and others                              (134,453)                   -
  Prepaid expenses and other current assets                              (25,775)            (205,249)
  Accounts payable                                                             -              (24,712)
  Accrued liabilities                                                     38,589              (50,723)
                                                                     ------------           ----------
    Net cash used in operating activities                             (4,757,768)            (190,205)
                                                                     ------------           ----------

Cash flows from investing activities:
  Purchase of property, equipment and software                          (629,431)             (92,971)
  Sale of property and equipment                                         117,932               45,925
                                                                     ------------           ----------
    Net cash used in investing activities                               (511,499)             (47,046)
                                                                     ------------           ----------

Cash flows from financing activities:
  Net proceeds from borrowing                                            573,891              (19,475)
  Proceeds from issuance of common stock - net                           479,250              514,475
                                                                     ------------           ----------
    Net cash provided by financings activities                         1,053,141              495,000
                                                                     ------------           ----------

Net change in cash                                                    (4,216,126)             257,749

Beginning cash balance                                                 4,355,738              297,752
                                                                     ------------           ----------
Ending cash balance                                                  $   139,612            $ 555,501
                                                                     ============           ==========

Supplemental disclosures:
  Interest paid including discontinued operations                    $   622,728            $ 672,669
                                                                     ============           ==========

  Interest paid from continuing operations                           $    47,592            $  47,645
                                                                     ============           ==========

  Income taxes paid                                                  $         -            $   3,000
                                                                     ============           ==========

  Issuance of common stock for goodwill                              $    53,333            $ 749,990
                                                                     ============           ==========







           See notes to condensed consolidated financial statements.
                                        5.

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

1.       RESULTS OF OPERATIONS OF DISCONTINUED LAND-BASED SEGMENT:

         AUTOTRADECENTER.COM INC. AND SUBSIDIARIES


                                                      For the Three Months Ended          For the Nine Months Ended
                                                    -----------------------------      ------------------------------
                                                      12/31/00         12/31/99           12/31/00         12/31/99
                                                    -------------   --------------     --------------   -------------
         Net sales                                  $ 39,521,133    $ 29,101,990       $ 123,171,010    $ 97,458,893
         Cost of sales                                37,716,191      27,875,322         117,257,094      93,446,078
                                                    -------------   --------------     --------------   -------------
            Gross profit                               1,804,942       1,226,668           5,913,916       4,012,815
                                                    -------------   --------------     --------------   -------------

         Operating expenses:
            Selling                                    1,373,246         778,884           4,376,272       2,553,631
            General and administrative                   315,933         359,261           1,199,064         964,688
            Bad debt expense                                   -               -              75,000               -
            Depreciation and amortization                 62,778          24,197              36,165          61,582
                                                    -------------   --------------     --------------   -------------
               Total operating expenses                1,751,957       1,162,342           5,686,501       3,579,901
                                                    -------------   --------------     --------------   -------------

         Income from operations                           52,985          64,326             227,415         432,914
                                                    -------------   --------------     --------------   -------------

         Other income (expense):
            Miscellaneous                                124,021          30,825             139,599          73,803
            Interest expense                            (268,152)       (205,355)           (690,853)       (625,024)
                                                    -------------   --------------     --------------   -------------
               Total other income (expense)-net         (144,131)       (174,530)           (551,254)       (551,221)
                                                    -------------   --------------     --------------   -------------

         Net loss                                   $    (91,146)   $   (110,204)      $    (323,839)   $   (118,307)
                                                    =============   ============       ==============   =============


                   AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000
                                  (UNAUDITED)

2.       COMPUTATION OF LOSS RESULTING FROM DISCONTINUING LAND-BASED SEGMENT

         Loss from sale of: ANET-NM, ANET-NW, and ANET-SA:
                       Carrying value                                         $1,596,933
                       Sales price                                             1,200,000
                                                                              ----------
                                Loss                                             396,933
                       Unamortized goodwill                                      352,432          $  749,365
                                                                              ----------

         Loss from transfer and closing of Scottsdale operation:
                       Sale of equipment                                          31,665
                       Inventory losses due to sale                              200,000
                       Uncollectible brokers accounts                            343,635
                       Estimated costs of operations from
                       December 31, 2000 until final closing
                       of office                                                 200,000             775,300
                                                                              ----------

         Additional loss from closing Pennsylvania                                                   127,388
                                                                                                  ----------
                       Total loss                                                                 $1,652,053
                                                                                                  ==========


3.       NET ASSETS OF DISCONTINUED OPERATIONS


SCHEDULE OF NET ASSETS FROM DISCONTINUED OPERATIONS
                                                                 December 31, 2000     March 31, 2000
                                                                 -----------------     --------------
Assets:
   Accounts receivable - trade, net                                     $3,117,206        $ 5,743,845
   Accounts receivable - employees and brokers, net                        186,150            332,122
   Goodwill and property and equipment                                           -            316,311
   Inventory - net                                                       3,177,212          4,648,492
                                                                        ----------        -----------
       Total assets                                                      6,480,568         11,040,770
                                                                        ----------        -----------

Liabilities:
   Accounts payable - trade                                              4,117,808          4,401,858
   Notes payable - related party                                           750,000          5,376,821
   Accrued liabilities                                                     239,360            238,925
                                                                        ----------        -----------
    Total liabilities                                                    5,107,168         10,017,604
                                                                        ----------        -----------

NET ASSETS FROM DISCONTINUED OPERATIONS                                 $1,373,400        $ 1,023,166
                                                                        ==========        ===========

                   AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000
                                  (UNAUDITED)


NOTE E - INTANGIBLE ASSETS


         Intangible assets consist of the following:
                                                                 December 31, 2000     March 31, 2000
                                                                 -----------------     --------------
         Goodwill                                                       $1,985,383         $1,985,383
         Other                                                               3,228              3,228
                                                                        ----------         ----------
                                                                                               -----
                                                                         1,988,611          1,988,611
         Less accumulated amortization                                     348,139            201,766
                                                                        ----------         ----------
                                                                        $1,640,472         $1,786,845
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

         In January 1999, we announced the development of our Internet site www.autotradecenter.com. No revenues have been generated from the operations of this site, which is now used for informational purposes only. However, effective February 1, 2000, a new web site developed for American Honda Finance Corporation, powered by our technology, began generating revenue. Our existing remarketing agreement with American Honda Finance Corporation gives us an exclusive contract to remarket, over the Internet through January 31, 2004, all of the vehicles returned to Honda and Acura after termination of a lease. These are referred to in the industry as "off-lease" vehicles. The Honda web site, www.hfcarsales.com, became operational in all Honda and Acura dealerships by June 15, 2000 upon completion of a phase-in period beginning April 2000. We developed a pilot program for Suzuki, similar to the program developed for Honda, utilizing our Internet technology systems and procedures to remarket their program vehicles to dealers. The Suzuki pilot program began in September 2000 (www.suzukiproline.com) and we signed an agreement with Suzuki in January 2001 to remarket their program cars over the Internet for a one-year period.

         Due to the discontinuance of our land-based operations, we now focus all of our efforts on remarketing vehicles over the Internet.


RESULTS OF OPERATIONS

OVERVIEW

         Net loss from continuing (Internet) operations was $4,968,242 or $0.15 per share for the three months ended December 31, 2000 as compared to a net loss from continuing operations of $220,940 or $0.01 per share for the three months ended December 31, 1999. Net loss from continuing operations was $7,059,097 or $0.22 per share for the nine months ended December 31, 2000, as compared to a net loss from continuing operations of $522,448 or $0.03 per share for the nine months ended December 31, 1999.



         For the three and nine months ended December 31, 2000 we reported net losses of $6,711,441 or $0.20 per share and $9,034,989 or $0.28 per share, respectively, as compared to net losses of $306,194 or $0.02 per share and $509,935 or $0.04 per share for the comparable periods in 1999.






THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999 FOR CONTINUING OPERATIONS



         Net sales from our continuing operations were $200,868 for the three months ended December 31, 2000 compared to no Internet revenue for the same period of the prior year. Substantially all of this revenue was earned from our contract with American Honda Finance Corporation. We remarketed 3,819 vehicles during the three months ended December 31, 2000.



         Cost of revenues was $230,852 for the three months ending December 31, 2000 resulting in a negative gross profit of $29,984.



         Sales and marketing expenses, including travel, promotional, advertising and trade show expense was $376,763 for the three months ending December 31, 2000 compared to $45,093 for the same period of the prior year. The significant increase was attributable to the major expansion of our sales and marketing efforts as we continued to make the vehicle remarketing community aware of our new product.



         Our product and development costs were $125,402 compared to zero for the three months ending December 31, 2000 and 1999, respectively. The increased expenditures were attributable to the design of our new technology.



         General and administrative expenses increased $363,175 from $106,395 to $469,570 reflecting the increased cost we experienced in adding personnel, additional office lease expense, telephone, and other administrative expenses attributable to the development of our Internet based remarketing program.



         During the quarter ended December 31, 2000, depreciation and amortization charges included $1,869,531 respecting NDSCo and $1,622,867 respecting BTC. Amortization of goodwill from Walden was $49,635 for the quarter. For the three-month prior period amortization of goodwill from Walden was again $49,635 with depreciation of office equipment, furniture and fixtures adding an additional $7,919 for a total of $57,554.



         Interest expense of $11,898 was the same for both three-month periods.

NINE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1999 FOR CONTINUING OPERATIONS



         Revenues for the nine months ended December 31, 2000 from continuing operations was $623,668. During this period we marketed 15,722 vehicles for American Honda Finance. For the nine months ended December 31, 1999 revenue was $291,587. All of the revenue for this nine month period was earned during the first part of the year by AutoTradeCenter Remarketing Services Inc. from contracts entered into by Walden Remarketing Services prior to our acquisition of the company. These contracts were with American Honda Financial Services and others. The revenue derived from these contracts resulted from services provided by us to encourage dealers to attend and purchase off-lease and other vehicles at auctions. None of this revenue resulted from Internet activities, and it ceased upon expiration of the contracts.



         Cost of revenues was $542,595 for the nine months ending December 31, 2000 resulting in a gross profit of $81,073. There was no comparable cost of revenue for the prior period ended December 31, 1999 as the remarketing services performed by AutoTradeCenter Remarketing Services Inc. were significantly different and therefore no costs were charged to this category.



         Sales and marketing expenses increased to $817,914 from $260,464 for the respective nine months ended December 31, 2000 and 1999. Significant travel, promotional, advertising and trade show expense contributed to this increase.



         Product development cost were $335,550 for the December 31, 2000 nine month period and nil for the prior comparable period once again reflecting the change of the business model to focus on the Internet and technology.



         General and administrative expenses were $1,079,466 for the nine months ended December 31, 2000 and $334,893 for the nine months ended December 31, 1999. Included in the general and administrative costs are all of our corporate overhead costs, including but not limited to, executive salaries, executive travel, and professional fees. Professional fees include, among other charges, legal fees and audit fees, and other professional services related to public relations and capital accumulation. The general and administrative expenses also include rent and other normal office supplies, telephone and other operational expenses.



         Depreciation primarily is from capitalized software costs resulting from the acquisitions of the minority interest in BTC and the acquisition of NDSCo, as well as from computers and equipment required to run our Internet sites and office furniture and equipment. Depreciation and amortization related to continuing operations increased to $4,859,648 for the nine months ended December 31, 2000. Included in depreciation and amortization for the nine months ended December 31, 2000 are (1) $2,022,465 to fully depreciate all of the undepreciated costs allocated to software at the time of our acquisition of NDSCo, and (2) $2,343,638 for depreciation on the value of software acquired when we purchased the minority interest in BTC. Amortization was $148,904 and primarily is due to goodwill resulting from our acquisitions during our fiscal year ended March 31, 2000 of Walden Remarketing. For the nine months ended December 31, 1999 amortization related to the Walden transaction was again $148,904 plus depreciation of $22,129 was recorded for furniture, fixtures and equipment for a total of $171,033.



DISCONTINUED OPERATIONS

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



         The following statement of operations for the discontinued land-based operations reflects the details of these operations for the periods herein presented:



AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
DISCONTINUED OPERATIONS

                                      FOR THE THREE MONTHS ENDED DECEMBER 31  FOR THE NINE MONTHS ENDED DECEMBER 31,
                                      --------------------------------------  --------------------------------------
                                                    2000                1999                2000                1999
                                                    ----                ----                ----                ----
Net sales                                  $ 39,521,133        $ 29,101,990       $ 123,171,010        $ 97,458,893
Cost of sales                                37,716,191          27,875,322         117,257,094          93,446,078
                                           -------------       -------------      --------------       -------------
   Gross profit                               1,804,942           1,226,668           5,913,916           4,012,815
                                           -------------       -------------      --------------       -------------

Operating expenses
   Selling                                    1,373,246             778,884           4,376,272           2,553,631
   General and administrative                   315,933             359,261           1,199,064             964,688
   Bad debt expenses                                 --                  --              75,000                  --
   Depreciation and amortization                 62,778              24,197              36,165              61,582
                                           -------------       -------------      --------------       -------------
      Total operating expenses                1,751,957           1,162,342           5,686,501           3,579,901
                                           -------------       -------------      --------------       -------------

Income from operations                           52,985              64,326             227,415             432,914
                                           -------------       -------------      --------------       -------------

Other income (expense):
   Miscellaneous                                124,021              30,825             139,599              73,803
   Interest expense                            (268,152)           (205,355)           (690,853)           (625,024)
                                           -------------       -------------      --------------       -------------
      Total other income (expense)-net        (144,131)           (174,530)           (551,254)           (551,221)
                                           -------------       -------------      --------------       -------------

      Net Loss                             $    (91,146)       $   (110,204)      $    (323,839)       $   (118,307)
                                           =============       =============      ==============       =============


The following table reflects the loss incurred from discontinuing our land-based operations:


        Loss from sale of Albuquerque, Bend, and San Antonio operations:

                    Carrying value                                      $1,596,933
                    Sales price                                          1,200,000
                                                                        -----------
                       Loss                                                396,933
                    Unamortized goodwill                                   352,432       $  749,365
                                                                        -----------

        Loss from transfer and closing of Scottsdale operation:
                    Sale of equipment                                       31,665
                    Inventory losses due to sale                           200,000
                    Uncollectible brokers accounts                         343,635
                    Estimated costs of operations from
                       December 31, 2000 until final
                       closing of office                                   200,000          775,300
                                                                        -----------

        Additional loss from closing Pennsylvania                                           127,388
                                                                                         ----------
                    Total Loss                                                           $1,652,053
                                                                                         ==========

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

         The following table reflects the detail of our net assets from discontinued operations:

AUTOTRADECENTER.COM INC.
SCHEDULE OF NET ASSETS FROM DISCONTINUED OPERATIONS

                                                           DECEMBER 31, 2000      MARCH 31, 2000       MARCH 31, 1999
                                                           -----------------      --------------       --------------
Assets:
  Accounts receivable - trade, net                                $3,117,206         $ 5,743,845          $ 4,873,189
  Accounts receivable - employees and brokers, net                   186,150             332,122              324,248
  Inventory                                                        3,177,212           4,648,492            5,028,357
  Prepaid expenses and other                                               -                   -               73,887
  Goodwill and property and equipment                                      -             316,311              266,860
                                                                  ----------         -----------          -----------
      Total Assets                                                 6,480,568          11,040,770           10,566,541
                                                                  ----------         -----------          -----------

Liabilities:
  Accounts payable - trade                                         4,117,808           4,401,858            4,174,029
  Notes payable - related party and other                            750,000           5,376,821            3,893,890
  Accrued liabilities                                                238,360             238,925           218,394
                                                                  ----------         -----------          -----------
                                                                   5,107,168          10,017,604            8,286,313
                                                                  ----------         -----------          -----------

Net assets from discontinued operations                           $1,373,400         $ 1,023,166          $ 2,280,228
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


LIQUIDITY AND CAPITAL RESOURCES


         Working capital (current assets minus current liabilities) decreased during the nine months ended December 31, 2000 by $4,382,961. At December 31, 2000 we had a working capital deficiency of $12,327, as compared to positive working capital of $4,370,634 at March 31, 2000. The decrease substantially is due to the decrease in cash of $4,216,126, offset by the increases in receivables and in net assets of discontinued operations.


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

         Financing activities provided cash of $1,053,141 for the first nine months of our fiscal year ended March 31, 2000, as compared to $495,000 during the previous period. We increased cash from the net proceeds of borrowings $573,891 and the sale of common shares primarily related to the exercise of previously issued stock options. Proceeds from such issuances were $479,250 during the current period and $514,475 last year.

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

(1)<F1>  Incorporated  by  reference  to the  exhibits  filed to the  registration  statement on Form S-1 (File No. 333-
         78659).
(2)<F2>  Incorporated  by reference to the  exhibits  filed to the current  report on Form 8-K dated March 23, 2000
         (File No. 333-78659).
(3)<F3>  Incorporated  by  reference  to the  exhibits  filed to the  registration  statement on Form S-1 (File No. 333-
         37090).
(4)<F4>  Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
(5)<F5>  Incorporated  by  reference  to the exhibits  filed to the current  report on Form 8-K dated  December 29, 2000
         (File No. 333-78659).

            b) Reports on Form 8-K:  NONE.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AUTOTRADECENTER.COM INC.



Date: December 5, 2001                  By: /s/  ROGER L. BUTTERWICK
                                           -------------------------------------
                                           Roger L. Butterwick, President
                                           (Principal Financial and Accounting
                                                     Officer)