Form 10-Q
period 2001-12-31
AUTOTRADECENTER COM INC
filed 2002-02-12
CIK 1085537

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

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

    54,656,506 SHARES OF COMMON STOCK, NO PAR VALUE, AS OF DECEMBER 31, 2001

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

     Item 3.  Defaults Upon Senior Securities

     Item 4.  Submission of Matters to a Vote of Security Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K

                                   SIGNATURES

                       PART 1 - FINANCIAL INFORMATION

         ITEM 1.    FINANCIAL STATEMENTS


                            AUTOTRADECENTER.COM INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                              DECEMBER 31,      MARCH 31,
                                                                                  2001            2001
                                                                              (UNAUDITED)
                                                                             -------------   -------------
         Current assets:
            Cash                                                             $     82,114    $    209,068
            Accounts receivable - trade, net                                      256,671         224,298
            Accounts receivable - employees                                         3,000           8,535
            Prepaid loan fees                                                      39,818               -
            Prepaid expenses and other                                             45,170         164,882
            Assets from discontinued operations, net                               26,300          21,812
                                                                             -------------   -------------
               Total current assets                                               453,073         628,595
                                                                             -------------   -------------


         Property and equipment, net                                              316,721         508,949
         Software, net                                                          5,574,667       7,539,338
                                                                             -------------   -------------
                                                                                5,891,388       8,048,287
                                                                             -------------   -------------

         Intangible assets, net                                                 1,440,293       1,590,700
                                                                             -------------   -------------

               Total assets                                                  $  7,784,753    $ 10,267,582
                                                                             =============   =============


                        LIABILITIES AND STOCKHOLDERS' EQUITY

         Current liabilities:
            Accounts payable - trade                                         $    297,861    $    110,063
            Line of credit - Eagle Capital Group                                  990,811               -
            Notes payable to related parties current portion                      738,201         200,000
            Notes payable - other                                                       -               -
            Accrued liabilities                                                   238,078         135,976
                                                                             -------------   -------------
               Total current liabilities                                        2,264,952         446,039
                                                                             -------------   -------------
         Non-current liabilities:
            Deferred income taxes                                                       -               -
            Long-term debt - related party                                              -         538,807
                                                                             -------------   -------------
               Total non-current liabilities                                            -         538,807
                                                                             -------------   -------------
         Stockholders' equity:
            Convertible preferred stock, Series C; $.10 par value;
               398,700 shares authorized; 21,216 issued, and 11,118
               outstanding; liquidation preference $100 per share                 924,828         924,828
            Convertible preferred stock, Series D; $.10 par value;
               600,000 shares authorized; 31,824 issued, and 13,332
               and 14,536 outstanding, respectively; liquidation
               preference $100 per share                                        1,109,256       1,227,296
            Convertible preferred stock, Series E; $.10 par value;
               1,300 shares authorized; 1,300 issued, and 1,300 and 0
               outstanding at December 31, 2001 and March 31, 2001,
               respectively;                                                          130               -
            Common stock, no par value; 100,000,000 shares authorized;
               54,656,506 and 40,954,759 shares issued and outstanding
               at December 31, 2001 and March 31, 2001, respectively           29,460,008      24,944,750
            Capital stock contra account                                       (2,437,591)              -
            Retained deficit                                                  (23,536,830)    (17,814,138)
                                                                             -------------   -------------

               Total stockholders' equity                                       5,519,802       9,282,736
                                                                             -------------   -------------

               Total liabilities and stockholders' equity                    $  7,784,753    $ 10,267,582
                                                                             =============   =============


            See notes to condensed consolidated financial statements.

                          AUTOTRADECENTER.COM INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                                   FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                                          DECEMBER 31,                         DECEMBER 31,
                                                  ---------------------------         ----------------------------
                                                      2001           2000                2001             2000
                                                  ------------   ------------         ------------    ------------
                                                                  (RESTATED)                           (RESTATED)
Revenues:
     Internet fees                                $   623,580    $   200,868          $ 1,612,285     $   623,668
     Other                                              6,336              -               16,800               -
                                                  ------------   ------------         ------------    ------------
         Total revenues                               629,916        200,868            1,629,085         623,668
                                                  ------------   ------------         ------------    ------------

Cost of revenues:
     Salary and wages                                 116,660        108,949              325,420         291,638
     Other                                            108,313        121,903              300,698         250,957
                                                  ------------   ------------         ------------    ------------
         Total cost of revenues                       224,973        230,852              626,118         542,595
                                                  ------------   ------------         ------------    ------------

         Gross profit                                 404,943        (29,984)           1,002,967          81,073
                                                  ------------   ------------         ------------    ------------

Operating expenses:
     Sales and marketing                               92,019        376,763              508,771         817,914
     Product development                               44,928        125,402              158,332         335,550
     General and administrative                       261,400        469,570            1,099,619       1,079,466
     Depreciation and amortization                  1,070,884      3,954,625            3,105,387       4,859,648
     Loss on impairment of software                         -              -               49,122               -
                                                  ------------   ------------         ------------    ------------
       Total operating expenses                     1,469,231      4,926,360            4,921,231       7,092,578
                                                  ------------   ------------         ------------    ------------

       Loss from operations                        (1,064,287)    (4,956,344)          (3,918,263)     (7,011,505)
                                                  ------------   ------------         ------------    ------------

Other income (expense):
     Interest expense                                 (91,820)       (11,898)            (167,947)        (47,592)
     Interest expense - warrants & additional
         stock                                       (957,986)             -           (1,572,059)              -
     Bad debt expense                                       -              -              (64,665)              -
     Other income                                           -              -                  243               -
                                                  ------------   ------------         ------------    ------------
                                                   (1,049,805)       (11,898)          (1,804,428)        (47,592)
                                                  ------------   ------------         ------------    ------------

  Loss from continuing operations                  (2,114,093)    (4,968,242)          (5,722,691)     (7,059,097)
                                                  ------------   ------------         ------------    ------------

Discontinued operations:
     Loss from operations of land-based segment             -        (91,146)                   -        (323,839)
     Loss from disposition of land-based segment            -     (1,652,053)                   -      (1,652,053)
                                                  ------------   ------------         ------------    ------------
                                                            -     (1,743,199)                   -      (1,975,892)
                                                  ------------   ------------         ------------    ------------

     Net loss                                     $(2,114,093)   $(6,711,441)         $(5,722,691)    $(9,034,989)
                                                  ============   ============         ============    ============


Basic loss per share:
     Continuing operations                        $     (0.04)   $     (0.15)         $     (0.12)    $     (0.22)
     Discontinued operations                      $         -    $     (0.05)         $         -     $     (0.06)

Weighted average shares number of
     common shares outstanding:
         Basic                                     54,290,206     34,068,036           45,882,125      31,525,710
         Fully diluted                             54,290,206     34,068,036           45,882,125      31,525,710


            See notes to condensed consolidated financial statements.

                            AUTOTRADECENTER.COM INC.
                 Condensed Consolidated Statements of Cash Flow
                                   (Unaudited)

                                                                            FOR THE NINE MONTHS ENDED
                                                                                  DECEMBER 31,
                                                                          ----------------------------
                                                                          ------------    ------------
                                                                              2001            2000
                                                                          ------------    ------------
                                                                                           (RESTATED)
Cash flows from operating activities:
  Net loss:
    From continuing operations                                            $(5,722,691)    $(7,059,097)
    From discontinued operations of land-based segment                              -        (323,839)
    From disposition of land-based segment                                          -      (1,652,053)
                                                                          ------------    ------------
                                                                           (5,722,691)     (9,034,989)
  Adjustments to reconcile net loss to net cash provided
    by operating activities:
      Depreciation and amortization                                         3,105,387       4,859,648
      Interest expense - warrants and additional stock                      1,572,059               -
      Loss on disposal of impaired software                                    49,122               -
      Stock or stock options issued for services                              120,867          53,436
  (Increase) decrease in:
    Net assets of discontinued operations                                      (4,488)       (350,234)
    Accounts receivable                                                       (26,838)       (298,443)
    Prepaid expenses and other current assets                                  79,894         (25,775)
  Increase (decrease) in:
    Accounts payable                                                          187,798               -
    Accrued liabilities                                                       102,101          38,589
                                                                          ------------    ------------
      Net cash used in operating activities                                  (536,789)     (4,757,768)
                                                                          ------------    ------------

Cash flows from investing activities:
  Purchase of property, equipment and software                               (847,808)       (629,431)
  Sale of property, equipment and software                                          -         117,932
                                                                          ------------    ------------
      Net cash used in investing activities                                  (847,808)       (511,499)
                                                                          ------------    ------------

Cash flows from financing activities:
  Net proceeds from borrowing                                                       -         573,891
  Draws on line of credit - Eagle Capital Group                             1,189,536               -
  Repayments on line of credit - Eagle Capital Group                         (198,725)
  Proceeds from issuance of convertible preferred stock                           130               -
  Proceeds from issuance of common stock - net                                266,702         479,250
                                                                          ------------    ------------
      Net cash  provided by financings activities                           1,257,643       1,053,141
                                                                          ------------    ------------

Net change in cash                                                           (126,954)     (4,216,126)

Beginning cash balance                                                        209,068       4,355,738
                                                                          ------------    ------------

Ending cash balance                                                       $    82,114     $   139,612
                                                                          ============    ============

Supplemental disclosures:
  Interest paid including discontinued operations                         $    74,919     $   622,728
                                                                          ============    ============
  Interest paid from continuing operations                                $    74,919     $    47,592
                                                                          ============    ============
  Issuance of common stock for goodwill                                   $         -     $    53,333
                                                                          ============    ============



            See notes to condensed consolidated financial statements.

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (UNAUDITED)


NOTE A - PRESENTATION OF FINANCIAL STATEMENTS

         The condensed consolidated financial statements of AutoTradeCenter.com Inc. ("AUTC") or the "Company," which refers to AutoTradeCenter.com Inc. and its subsidiaries have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all adjustments (including all normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows of AUTC as of December 31, 2001 and for all of the periods presented. These statements are condensed and do not include all of the information required by generally accepted accounting principles in a full set of financial statements. These statements should be read in conjunction with AUTC's financial statements and notes thereto included in AUTC's Annual Report on Form 10-K for its fiscal year ended March 31, 2001.

         The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Auto Network Group of Arizona, Inc. ("ANET-AZ"), Pinnacle Dealer Services, Inc. ("PDS"), National Dealer Services ("NDSCo"), AutoTradeCenter Remarketing Services Inc. formerly Walden Remarketing Services, Inc. ("Walden Remarketing"), and BusinessTradeCenter.com Inc. ("BTC"). Auto Network Group of Arizona, Inc. ("ANET-AZ"), Pinnacle Dealer Services, Inc. ("PDS"), National Dealer Services ("NDSCo"), AutoTradeCenter Remarketing Services Inc. formerly Walden Remarketing Services, Inc. ("Walden Remarketing") are currently dormant. All material intercompany accounts and transactions have been eliminated.

         AutoTradeCenter.com Inc. ("the Company") was incorporated pursuant to the laws of the State of Arizona on July 10, 1997 and began operations on September 22, 1997. In December 1998, we changed our name from Auto Network USA, Inc. to Auto Network Group, Inc. In March 1999, we again changed our name to AutoTradeCenter.com Inc. to more properly reflect our future direction as an Internet based wholesaler and remarketer of used automobiles. The wholesale automobile business principally involves activities related to redistributing used vehicles, typically acquired from franchised and independent auto dealers, lessors, banks and other finance companies and reselling them to other franchised and independent dealers. Prior to December 31, 2000 we engaged in these activities either as a fee-based service or as a principal. As a principal (land-based operations), we performed these services through independent wholesale brokers. Each broker bought, titled, and sold vehicles in the name of the Company. In November 2000, all of our land-based operations were discontinued in order to concentrate efforts on remarketing used vehicles utilizing the Internet. Accordingly, we sold our land-based subsidiaries located in New Mexico, Texas, and Oregon on December 29, 2000, and transferred ownership of substantially all vehicles owned by our Scottsdale, Arizona operations on February 28, 2001 to certain of its former brokers.


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


NOTE C - INFORMATION REGARDING DISCONTINUED OPERATIONS

         Net assets from discontinued operations at December 31 and March 31, 2001 primarily consisted of uncollected receivable balances from former independent contractor wholesale automobile brokers. These uncollected accounts have been turned over to independent third parties for collection.

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (UNAUDITED)

         The disposition of our land-based operations represents the disposal of a business segment under APB Opinion No. 30. Accordingly, the condensed consolidated statements of operations for the three and nine months ended December 31, 2000 and cash flows for the nine months ended December 31, 2000 have been restated to reflect the discontinuance of all land-based operations.


NOTE D - PROPERTY AND EQUIPMENT

                                                                    December 31,       March 31,
CATEGORY                                     LIFE/METHOD                2001              2001
--------                                     -----------            -----------       -----------
Computers and equipment                       3 years/SL            $   712,688        $  739,638
Furniture and fixtures                        7 years/SL                 62,072            62,072
Leasehold improvements                        5 years/SL                  6,200             6,300
                                                                    -----------       -----------
                                                                        780,960           808,010
Less accumulated depreciation                                           464,239           299,061
                                                                    -----------       -----------
                                                                    $   316,721        $  508,949
                                                                    ===========       ===========

Software/systems design                       3 years/SL            $11,633,524       $10,804,765
Less accumulated depreciation                                         6,058,857         3,265,427
                                                                    -----------       -----------
                                                                    $ 5,574,667       $ 7,539,338
                                                                    ===========       ===========


NOTE E - NOTES PAYABLE

LINE OF CREDIT

         On July 26, 2001, we entered into a financing arrangement with Eagle Capital Group, LLC ("Eagle"), a private company, which provides for a line of credit up to $1,300,000. The loan is due June 30, 2002 and bears interest at the rate of 12% per annum that is payable monthly. We paid a commitment fee of $13,000 and are obligated to pay a one percent (1%) facility fee of up to $13,000 each quarter. We are also required to pay monthly principal payments of not less than 5% of the outstanding loan balance. This requirement has been waived by mutual agreement between the companies until March 31, 2002. The loan is secured by all assets including but not limited to furniture, fixtures, leasehold, personal property, and intellectual property. The balance outstanding on the line of credit as of December 31, 2001 was $990,811.

         The loan is convertible into our common stock at any time before the due date thereof, including any extensions, at the lesser of the average bid price following the date of the first advance and the earlier of the conversion date or the termination date or $0.10 per share. We also issued Eagle a warrant that allows Eagle, for a period of 90 days from the maturation date or pay off of the loan, to purchase common shares at $0.10 per share in an amount equal to the difference between (a) 13,000,000 and (b) the number of shares of common stock issued upon prior conversion of any amounts under the loan.

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

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (UNAUDITED)

         We also entered into a Facilities Use and Administrative Services Agreement with an affiliate of Eagle for the use of office facilities, software development, marketing, accounting, and other management services at a stated fee. Additional services may be requested from time to time. The fee for these additional services will be negotiated between the parties in good faith as business practices and circumstances change.

NOTES PAYABLE - RELATED PARTY

         On July 26, 2001, as part of the agreement with Eagle, we consolidated the notes payable to Pinnacle Financial and Mark Moldenhauer in the amounts of $336,807 and $402,000, respectively. The consolidated note bears interest at 12% payable monthly. In addition, we are obligated to make principal payments of $50,000 per month from January 2002 through May 2002. The principal payment requirements have been deferred pursuant to the terms of the subordination agreement with Eagle. The balance of the note is due June 30, 2002. Any principal payment may be converted into our common stock at the sole discretion of the lender at the rate of $0.10 per share, upon three days written notice. The Company also issued a warrant to purchase one share of our common stock for every two shares of our common stock received upon conversion. The warrant exercise price is $0.125 per share and expires five years from issuance. The note is subordinated to the first lien of Eagle.


NOTE F - STOCKHOLDERS' EQUITY

PREFERRED AND COMMON STOCK

         During the nine months ending December 31, 2001, holders of 1,204 shares of Series D convertible preferred shares elected to convert such shares to common shares. Based on the formulae contained in the terms of the preferred shares, 1,285,152 shares of common stock were issued. These shares will become registered and available for sale (subject to certain lock-up provisions) upon the acceptance by the Securities and Exchange Commission of previous filings on Form S-1. Also, we were required by agreement to issue 538,560 restricted common shares to holders of Series C convertible preferred shares.

         During the nine months ending December 2001, we issued 628,750 shares of common stock for services and earn-out agreements valued at $120,867.

         In addition to the stock transactions noted above, during the nine months ending December 2001, the Company also issued 746,808 shares of our common shares for services valued at $186,702 and 800,000 shares of our common stock for $80,000 through a private placement.

         As a result of the transaction with Eagle Capital Group, LLC, we were required to reset the pricing of the units sold pursuant to a private placement in March and April 2001 at $0.25 per share to $0.10 per share. The anti-dilution clause contained in the private placement required us to issue 9,918,027 shares of its common stock and 4,959,013 additional stock purchase warrants exercisable at $0.125 per share. The additional shares issued to the private placement group resulted in an increase in capital stock of $2,188,566 with a contra account established for the same amount. The contra account is being amortized over the life of the line of credit, which is 11 months, ending June 30, 2002. The warrants issued to the private placement group were valued at $977,608 using the Black-Scholes method. This amount was recorded as capital stock with a contra account established for the same amount. The contra account is being amortized over the life of the line of credit, which is 11 months, ending June 30, 2002. Year-to-date amortization on the above warrants and stock is $1,572,059 and is being charged to interest expense.

         Warrants issued to Eagle are earned based on the amount advanced to the Company on the line of credit. The warrants earned are then valued using the Black-Scholes method and recognized as interest expense over the life of the loan using the interest accretion method. For the nine months ending December 31, 2001 total warrants earned were valued at $843,476 and interest expense charged was $132,889 using the interest accretion method.

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (UNAUDITED)

         Generally accepted accounting principles requires the value of the unamortized warrants be presented as a contra account to the liability that created the accounting entry; the effect of this entry would have caused our current liabilities to be $710,587 less than the amount shown on the balance sheet at December 31, 2001 of $2,264,952. Management elected instead to add the $710,587 to the capital stock contra account because it more clearly reflects the result of this transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in the forward-looking statements. All period references are for the respective three and nine-month periods ending December 31, 2001 and 2000.

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

         In January 1999, we announced the development of our Internet site WWW.AUTOTRADECENTER.COM. No revenues have been generated from the operations of this site, which is now used for informational purposes only. However, effective February 1, 2000, a new web site developed for American Honda Finance Corporation, powered by our technology, began generating revenue. We generated $291,587 of revenue in the year ended March 31, 2000 from remarketing activities that were not related either to our Internet remarketing business or our land-based operations. Our existing remarketing agreement with Honda Finance Corporation gives us an exclusive contract to remarket, over the Internet through January 31, 2004, all of the vehicles returned to Honda and Acura after termination of a lease. These are referred to in the industry as "off-lease" vehicles. The Honda web site, www.hfcarsales.com, became operational in all Honda and Acura dealerships by June 2000 upon completion of a phase in period beginning April 2000. We developed a pilot program for Suzuki, similar to the program developed for Honda, utilizing our Internet technology systems and procedures to remarket their program vehicles to dealers. The Suzuki pilot program began in September 2000 (www.suzukiproline.com) and we signed an agreement with Suzuki in January 2001 to remarket their program cars over the Internet for a one-year period. In April of 2001, we entered into an agreement to remarket off-lease Volvo vehicles with Volvo Finance North America for one year commencing with the start of operations of the Volvo program. The Volvo Finance web site, www.volvoride.com, began operating on a pilot basis on October 29, 2001and became fully operational on December 13, 2001.

         Due to the discontinuance of our land-based operations, we now focus all of our efforts on deriving revenues from fees charged to remarket vehicles over the Internet.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000

         Net losses were $2,114,095 ($0.04 per share) for the three months ended December 31, 2001 as compared to net losses from continuing operations of $4,968,242 ($0.15 per share) and $1,743,199 ($0.05 per share) from discontinued operations for the three months ended December 31, 2000.

         INTERNET REVENUES. Internet revenues were $623,580 for the three months ended December 31, 2001 as compared to $200,868 for the same period last year. Substantially all revenue for the quarter ended December 31, 2001 was earned from remarketing 7,712 vehicles.

         COST OF REVENUES. Cost of revenues in addition to salary and wages included our website hosting costs and an allocated share of operating expenses and overhead. Salary and wages were higher in the current quarter because of the addition of two employees who are software design engineers. This also changed the allocated share of operating expenses and overhead.

         SALES and MARKETING. Our sales and marketing expenses consisted primarily of compensation for sales personnel. Sales expense was substantially less for the December 2001 quarter, as compared to the December 2000 quarter because of a reduction in sales personnel. The reduction in salary also changed and reduced the allocated portion of operating expenses and overhead.

         PRODUCT DEVELOPMENT. Our product development expenses consisted primarily of compensation for product development personnel and outside consulting costs. Product development expense was substantially less for the December 2001 quarter, as compared to the December 2000 quarter because of the costs incurred in the year 2000 to significantly enhance the system functionality. The bulk of our product development costs are capitalized into cost of software in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, in determining the amount of software costs developed in-house to be capitalized. We apply Emerging Issues Task Force 00-02, Accounting for Website Development Costs, in determining the amount of website development costs to be capitalized.

         These standards require capitalization of certain direct development costs associated with internal use software and website development costs. Costs to be capitalized include internal and external direct project costs including, among others, payroll and labor, material, and services. These costs are included in software and are being amortized over a period not to exceed three years beginning when the software is substantially ready for use. Costs incurred on new projects, projects in a preliminary phase and projects that contract negotiations have not begun, as well as maintenance, and training costs are charged to expense as incurred. During the three months ended December 31, 2001 we did not capitalize any dollars in software development costs as compared to $523,350 during the same quarter last year.

         GENERAL AND ADMINISTRATIVE. Our general and administrative expense consists primarily of compensation for administrative personnel, including our executive officers, facility expenses and fees for outside professional services. General and administrative expenses decreased by $208,170 to $261,400 from $469,570 in the quarter ended December 31, 2001 as compared to our quarter ended December 31, 2000. The decrease primarily is attributable to decreases in salaries and wages due to personnel reductions and decreases in professional fees.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased to $1,070,884 for the period ended December 31, 2001 as compared to depreciation and amortization of $3,954,625 for the same period last year. The decrease of $2,883,741 primarily relates to the reclassification of purchased goodwill to cost of software in the third quarter of our fiscal year ended March 31, 2001. At that time we also changed our estimate of the useful life of such software from ten years to 3 years. Amortization also increased as a result of additional capitalized software costs. Depreciation of our furniture, fixtures, and computer equipment was approximately the same for each period.

         INTEREST EXPENSE. Interest expense for the three months increased $1,037,908 due mainly to an increase in interest expense related to the amortization and accretion on stock issue and warrant costs of $957,986. Interest expense also increased because of our line of credit with Eagle.

NINE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2000

         Net losses were $5,722,692 ($0.12 per share) for the nine months ended December 31, 2001 as compared to net losses from continuing operations of $7,059,097 ($0.22 per share) and $1,975,892 ($0.06 per share) from discontinued operations for the nine months ended December 31, 2000.

         INTERNET REVENUES. Internet revenues were $1,612,285 for the nine months ended December 31, 2001 as compared to $623,668 for the same period last year. Substantially all revenue for the nine months ended December 31, 2001 was earned from remarketing 24,556 vehicles.

         COST OF REVENUES. Cost of revenues in addition to salary and wages included our website hosting costs and an allocated share of operating expenses and overhead. Salary and wages are higher for the nine months because of the addition of two employees who are software design engineers. This also changed the allocated share of operating expenses and overhead.

         SALES and MARKETING. Our sales and marketing expenses consisted primarily of compensation for sales personnel. Sales salary expense was less for the nine months ended December 31, 2001 compared to the same quarter of the prior year because of a reduction in sales personnel. The reduction in salary expense also changed and reduced the allocated portion of operating expenses and overhead

         PRODUCT DEVELOPMENT. Our product development expenses consisted primarily of compensation for product development personnel and outside consulting costs. Product development expense was substantially less for the nine months ended December 2001, as compared to the same period ended December 2000 because of the costs incurred in the year 2000 to significantly enhance the system functionality. The bulk of our product development costs are capitalized into cost of software in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, in determining the amount of software costs developed in-house to be capitalized. We apply Emerging Issues Task Force 00-02, Accounting for Website Development Costs, in determining the amount of website development costs to be capitalized.

         These standards require capitalization of certain direct development costs associated with internal use software and website development costs. Costs to be capitalized include internal and external direct project costs including, among others, payroll and labor, material, and services. These costs are included in software and are being amortized over a period not to exceed three years beginning when the software is substantially ready for use. Costs incurred on new projects, projects in a preliminary phase and projects that contract negotiations have not begun, as well as maintenance, and training costs are charged to expense as incurred. During the nine months ended December 2001 we capitalized over $820,000 in software development costs as compared to $589,350 during the same period last year.

         GENERAL AND ADMINISTRATIVE. Our general and administrative expense consists primarily of compensation for administrative personnel, including our executive officers, facility expenses and fees for outside professional services. General and administrative expenses increased by $20,153 to $1,099,619 from $1,079,466 for the nine months ended December 31, 2001 as compared to the nine months ended December 31, 2000. The increase primarily is attributable to increases in salaries and wages and professional fees. For the nine months ended December 31, 2000 certain other general and administrative expenses, part of which were absorbed by our discontinued operations, also are included in general and administrative expense.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased to $3,105,387 for the period ended December 31, 2001 as compared to depreciation and amortization of $4,859,648 for the same period last year. The decrease of $1,754,261 primarily relates to the reclassification of purchased goodwill to cost of software in the third quarter of our fiscal year ended March 31, 2001. At that time we also changed our estimate of the useful life of such software from ten years to three years. Amortization also increased as a result of additional capitalized software costs. Depreciation of our furniture, fixtures, and computer equipment was approximately the same for each period. Loss on impairment of software is a result of writing off old software purchased by the company. The software written off is no longer of value for current or future company operations.

         INTEREST EXPENSE. Interest expense for the nine months increased $1,692,414 due mainly to an increase in interest expense related to the amortization and accretion on stock issue and warrant costs of $1,572,059. Interest expense also increased $62,347 because of our line of credit with Eagle.

         BAD DEBT EXPENSE. We incurred bad debts of $64,665 for the nine months ended December 31, 2001. This arose because of adjusting broker accounts to negotiated settlement amounts.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2001 our cash balance was $82,114 as compared to $209,068 at March 31, 2001. Current liabilities at December 31, 2001 were $2,264,951 as compared to current assets of $453,073. We were able to meet our current obligations, as they became payable due to the infusion of cash by the line of credit provided to us as described in Note E to the financial statements.

         We used cash of $536,789 in our operating activities for the nine months ended December 31, 2001, the major components of which were our net losses for the period from continuing operations of $5,722,692, offset by the non-cash charges for depreciation and amortization of $3,105,387, other non cash items totaling $1,742,048, an increase in accounts payables of $187,798 and accrued liabilities of $102,102.

         For the nine months ended December 31, 2000, net cash used in operating activities was $4,757,768. The major component contributing to the cash used in operations for the nine months ended December 31, 2000 were our net losses for the period of $7,059,097 and $1,975,892 from continuing operations and discontinued operations, respectively. Cash primarily was offset by the non-cash charges for depreciation and amortization of $4,859,648. Other accounts affecting our cash balances included cash used by our discontinued operations of $350,234 and increases in accounts receivable of $298,443. Cash also was generated by the net increase in accrued liabilities of $38,589.

         Our investing activities for the nine months ended December 31, 2001 and 2000, were primarily for the purchase of computer hardware and software required for business expansion and our e-commerce and Internet operations. For the nine months ended December 31, 2001 we acquired computer software and hardware valued at $847,808. For the nine months ended December 31, 2000 we used cash of $629,431 to acquire software, hardware, company cars, and office furniture and fixtures and received $117,932 of proceeds from the sale of company cars and equipment.

         Financing activities for the nine months December 31, 2001 consisted of borrowing on the line of credit in the amount of $1,159,836, offset by repayments of 198,275 and the issuance of 746,808 shares of our common shares for services valued at $186,702 and 800,000 shares of our common stock for $80,000 as part of the private placement that commenced in March 2001. We also issued 1,300 shares of a new series (Series E) of preferred stock related to the Eagle financing in the amount of $130. For the nine-months ended December 31, 2000, we received $573,891 in proceeds from our bank line of credit and $479,250 from the proceeds of issuance of common shares.

ANTICIPATED TRENDS AND PLAN OF OPERATION

         We intend to continue the development of our private labeled Internet sites. We believe that focusing on providing automotive remarketing services via the Internet will improve our long-term prospects for profitability.

         Our agreement with American Honda Finance Corporation will generate revenues for the approximately next two years. We anticipate a greater number of car sales on our Honda website resulting in increased revenues in the months to come as a larger number of vehicles are being returned upon termination of leases and will be available to all Honda and Acura dealers in the United States. In addition our amended contract with American Honda Finance Corporation will provide additional revenue for each car sold on our website. With the definitive agreement signed with American Suzuki Motor Corporation in January 2001, we expect to generate added revenue from the Suzuki site. We entered into an agreement to remarket off-lease Volvo vehicles with Volvo Finance North America for one year. The Volvo Finance web site, www.volvoride.com, began operating on a pilot basis October 29, 2001 and became fully operational on December 13, 2001. We anticipate entering into similar contracts with other manufacturers and financial institutions to assist them in remarketing their inventories of used vehicles; however, no such other contracts exist at this time.

         We have sustained operating losses and negative cash flow since inception, resulting in no tangible net worth at December 31, 2001. We achieved our goal of achieving positive EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) during the quarter ended December 31, 2001. We anticipate that we will continue achieving positive EBITDA in the future; however, the Company will not generate enough cash from its current level of operations to pay the debt due June 30, 2002 of $1,729,012. We must either raise additional capital, be successful in negotiating an extension for the due date of the line of credit and note payable, or have the note holders convert the debt into equity pursuant to their conversion rights. If we are unsuccessful in achieving any of these results our Internet operations will be severely limited and meeting our existing overhead will be difficult. This limitation may adversely affect shareholder value.

         We have addressed these concerns by: (1) continuing our efforts to expand our Internet remarketing of off-lease and program vehicles with our current customers and others and develop new products and services for our current customer base; (2) further reducing our cash requirements for our costs of operations; and, (3) continuing our efforts to raise additional capital. There is no assurance, however, that we will be able to implement our business plan as outlined above.


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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the quarter ended December 31, 2001, 732,600 shares of common stock were issued upon conversion of the Company's Series D convertible preferred stock.

         During the quarter ended December 31, 2001, 350,000 shares of common stock were issued for $35,000.

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

         a)        The following exhibits are filed with this report:

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




 REGULATION S-K
     NUMBER                                                     DOCUMENT
       4.5         Statement Pursuant to Section 10-602 of The Arizona Business Corporation Act of
                   AutoTradeCenter.com Inc. Regarding Series D Preferred Stock (3)<F3>
       4.6         Statement Pursuant to Section 10-602 of the Arizona Business Corporation Act of
                   AutoTradeCenter.com Inc. Regarding Series E Preferred Stock (6)<F6>
      10.1         Stock Option Plan (1)<F1>
      10.2         Evelyn Felice loan documents (1)<F1>
      10.3         Mark Moldenhauer loan documents (1)<F1>
      10.4         Pinnacle Financial Corporation loan documents (1)<F1>
      10.5         Eastlane Trading Limited loan documents (1)<F1>
      10.6         Norwest Bank loan documents (1)<F1>
      10.7         Mike and Debbie Stuart loan documents (1)<F1>
      10.8         Purchase of Goodwill Agreement with JBS, LLC (1)<F1>
      10.9         Promissory Notes used for acquisition of Walden Remarketing Services, Inc.  (1)<F1>
      10.10        Consulting Agreement with Dennis E. Hecker dated April 20, 1999 (1)<F1>
      10.11        Non-Qualified Stock Option Agreement with Dennis E. Hecker dated April 20, 1999 (1)<F1>
      10.12        Sample "Work for Hire Agreement" (1)<F1>
      10.13        Agreement with Auction Finance Group, Inc. (1)<F1>
      10.14        Purchase Agreement with Lloydminister Enterprises Inc. and Kindersley Holdings Inc. dated
                   March 23, 2000 (2)<F2>
      10.15        Amended and Restated Secured Promissory Note dated March 31, 2000 to Mark Moldenhauer (3)<F3>
      10.16        Amended  and  Restated  Secured  Promissory  Note  dated  March  31,  2000 to  Pinnacle  Financial
                   Corporation (3)<F3>
      10.17        Loan Extension from Wells Fargo Business Credit, Inc. (3)<F3>
      10.18        Agreement with American Honda Finance (3)(4)<F3><F4>
      10.19        Extension and Exchange Agreement with Pinnacle Financial Corporation dated December 29, 2000 (5)<F5>
      10.20        Motor Vehicle Remarketing  Agreement with American Suzuki Motor Corporation dated January
                   10, 2001 (3)(4)<F3><F4>
      10.21        Letter agreement with Sutro & Co. Incorporated dated October 11, 2000 (3)<F3>
      10.22        First Amendment to Motor Vehicle Remarketing Agreement with American Honda Finance
                   Corporation (3)(4)<F3><F4>
      10.23        Secured Promissory Note to Mark Moldenhauer dated December 29, 2000 (3)<F3>
      10.24        Secured Promissory Note to Mark Moldenhauer dated March 31, 2001 (6)<F6>
      10.25        Secured Promissory Note to Pinnacle Financial Corporation dated March 31, 2001 (6)<F6>
      10.26        Promissory Note to R. Gary McCauley dated May 31, 2001 (6)<F6>
      10.27        Promissory Note to R. Gary McCauley dated July 16, 2001 (6)<F6>
      10.28        Amended and Restated Secured Promissory Note to Mark Moldenhauer dated July 24, 2001 (6)<F6>
      10.29        Eagle Capital Group, LLC loan documents (6)<F6>
      10.30        Escrow Agreement between Stradling Yocca Carlson & Rauth, AutoTradeCenter.com Inc. and
                   Netchemistry, Inc. dated July 26, 2001 (6)<F6>
      10.31        Motor Vehicle Remarketing Agreement with Volvo Finance North America, Inc. dated April 30,
                   2001 (3)<F3>
       21          Subsidiaries of the registrant (3)<F3>
---------------

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




(5)<F1>  Incorporated  by  reference to the exhibits  filed to the current  report on Form 8-K dated  December 29, 2000
         (File No. 333-78659).
(6)<F1>  Incorporated  by reference to the exhibits  filed to the annual  report on Form 10-K for the fiscal year ended
         March 31, 2001. (File No. 333-78659).

            b)     Reports on Form 8-K:  NONE.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AUTOTRADECENTER.COM INC.


Date:  February 11, 2002                By: /s/  ROGER L. BUTTERWICK
                                           ---------------------------------
                                        Roger L. Butterwick, President
                                        (Principal Financial Accounting Officer)