Form 10KSB
period 2002-03-31
AUTOTRADECENTER COM INC
filed 2002-08-16
CIK 1085537

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934
         FOR THE FISCAL YEAR ENDED MARCH 31, 2002
                                       OR

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934
         FOR THE TRANSITION PERIOD FROM _____________ TO _______________

                        Commission file number: 333-78659

                            AUTOTRADECENTER.COM INC.
        (Exact name of small business issuer as specified in its charter)

                ARIZONA                                    86-0879572
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)

            1620 SOUTH STAPLEY DRIVE, SUITE 232, MESA, ARIZONA 85204
               (Address of principal executive offices) (Zip code)

                    Issuer's telephone number: (480) 556-6701

           Securities registered under Section 12(b) of the Act: NONE

           Securities registered under Section 12(g) of the Act: NONE

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the fiscal year ended March 31, 2002:  $2,567,910

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2002: $2,289,729

Number of shares of common stock outstanding as of June 28, 2002:  66,088,851

Documents incorporated by reference: None

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

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

         Presently, all of our revenues are derived from developing and operating remarketing websites for businesses, such as American Honda Finance Corporation, American Suzuki Motor Corporation, and Volvo Finance North America, Inc. for which we are paid listing fees and fees when a vehicle is bought or sold on the website. We are trying to market our services to other similar types of companies.

CORPORATE BACKGROUND

         We were organized as an Arizona corporation on July 10, 1997 under the name Auto Network USA, Inc., and commenced operations on September 22, 1997. In December 1998, we changed our name to Auto Network Group, Inc. as a result of an agreement reached with an entity with a similar name. We again changed our name to AutoTradeCenter.com in April 1999 to more accurately reflect our Internet presence and our future direction of providing automotive remarketing services over the Internet.

         SUBSIDIARIES. The presentation includes a discussion of us with our wholly-owned subsidiaries, NDSCo.com, Inc., AutoTradeCenter Remarketing Services, Inc. formerly Walden Remarketing Services, Inc., and BusinessTradeCenter.com Inc., as well as subsidiaries in which we formerly carried out our wholesale land-based operations. These subsidiaries are Auto Network Group of Arizona, Inc., Auto Network Group of New Mexico, Inc., Auto Network Group Northwest, Inc., Auto Network Group of Eastern Pa., Inc., Auto Group of San Antonio Ltd., Auto Network Group of Denver Inc., and Pinnacle Dealer Services, Inc.

         As of December 29, 2000, we sold our interest in our wholesale land-based operations in Auto Network Group of New Mexico, Inc.; Auto Group of San Antonio Ltd.; and Auto Network Group Northwest, Inc. to Automotive Disposition Management Services, Inc. ("Automotive Disposition"), an affiliated Arizona corporation, in exchange for a 16% interest in Automotive Disposition. We also placed into escrow 746,493 shares of our common stock representing the maximum earn-out shares that could be issued to management of the operations in Bend, Oregon and San Antonio, Texas. In the first quarter of the fiscal year ended March 31, 2002, 430,675 of our common shares held in escrow for the management of our former subsidiary in Oregon were exchanged for 9% of our interest in Automotive Disposition, thereby reducing our interest therein to approximately 7%. In January 2002, Auto Network Group of New Mexico, Inc. terminated its association with Automotive Disposition. In March 2002, we entered into a further agreement with the management of our former subsidiary in San Antonio and Automotive Disposition whereby we fixed the number of earn-out shares for San Antonio management at 261,034 for the three remaining years of our prior agreement with them and cancelled 54,784 shares of common stock remaining in escrow. In addition, we received cash of $1,000 and returned to Automotive Disposition the shares representing the approximate 7% interest in Automotive Disposition. We no longer have any interest in Automotive Disposition. Automotive Disposition is a private company now owned exclusively by Jules Gollins, the former manager of the New Mexico wholesale land-based operation, and by Mark Moldenhauer, one of our founders, a principal shareholder, and a former officer and director.

         We disposed of our wholesale land-based operations in Scottsdale, Arizona, as of February 28, 2001 and formally dissolved Auto Network Group of Arizona, Inc. in March 2002. Also in March 2002 we dissolved Auto Network Group of Denver Inc. thereby discontinuing all wholesale land-based operations and allowing us to focus on providing automotive remarketing services via the Internet.

         In March 2002, we also dissolved our subsidiary Pinnacle Dealer Services, Inc. ("Pinnacle") and we are in the process of dissolving NDSCo.com, Inc. No corporate activity occurred in Pinnacle, NDSCo, or AutoTradeCenter Remarketing Services, Inc. for fiscal year end March 31, 2002. BusinessTradeCenter.com Inc.'s activity is included in our consolidated financial statements and all material inter-company accounts and transactions have been eliminated.

         EQUITY FINANCING. In December 1997, we sold 1,002,500 shares of common stock, in a private placement, for gross proceeds of $25,063. In February 1998, we sold 6,750 shares of Series A preferred stock, in a private placement, for $675,000. From November 1998 to December 1998, we sold 47,000 shares of Series B preferred stock for gross proceeds of $470,000 in a private placement. In February 2000, we sold through a private placement 20,800 shares of Series C preferred stock and 31,200 shares of Series D preferred stock for gross proceeds of $5,200,000. In July 2001 we sold 1,300 shares of Series E preferred stock for gross proceeds of $130. From March 2001 through March 2002, we sold 19,350,047 shares of common stock in a private placement for gross proceeds of $1,935,004.

INTERNET OPERATIONS

         On February 1, 1999, we introduced an Internet site:
AutoTradeCenter.com. Our wholly-owned subsidiary, BusinessTradeCenter.com, controls the legal rights to the Internet domain name, technology, systems, and programming required to operate this site. Upon introduction, access to this site was limited to registered members including automobile dealers, leasing companies, banks, and fleet or rental companies. It was our intent, at the time, to provide to members information on used vehicles offered for sale by us and by others. To encourage use of this site, initially we offered free membership. We planned to charge a membership fee at an undetermined future date. From inception, approximately 500 businesses registered as members. Initially up to ten members posted cars on the Internet site. Our entire inventory also was listed on the Internet site. To date, no revenue has been generated from the AutoTradeCenter.com web site. Our current business plan does not include generating revenue from this site. The start-up costs for the development of the site were not material, since the prior minority owner of our wholly-owned subsidiary BusinessTradeCenter.com, contributed the technology for the site design for its ownership interest. Software relating to Internet dealer-to-dealer used car exchanges acquired from NDSCo.com, as part of the purchase price of that company, was written off as impaired in our fiscal year ended March 31, 2001.

         The development of our website and our acquisition of Walden Remarketing Services led to the execution of a Motor Vehicle Remarketing Agreement with American Honda Finance Corporation in February 2000. The agreement gave us the exclusive contract to remarket all of the vehicles returned to Honda after termination of a lease. Access to the website is restricted to users approved by Honda. As of June 15, 2000, the Honda Web site was operational with all Honda and Acura dealers throughout the United States. We amended our agreement with American Honda Finance in February 2001 and again in October 2001. Among other things, the amendments extended our contract to remarket Honda and Acura vehicles through January 31, 2004, and increased the fees we could earn for each vehicle marketed on the website. The Honda agreement is terminable upon 60 days notice by Honda upon the payment of certain fees to AutoTradeCenter.

         We developed a pilot program for Suzuki, similar to the program developed for Honda, utilizing our Internet technology systems and procedures to remarket their program vehicles to dealers. The Suzuki pilot program began in September 2000 (www.suzukiproline.com) and we signed an agreement with Suzuki in January 2001 to remarket their program cars over the Internet for a one-year period. This agreement was extended in February 2002 for an additional year term ending January 2003.

         In April of 2001, we entered into an agreement to remarket off-lease Volvo vehicles with Volvo Finance North America for one year commencing with the start of operations of the Volvo program. The Volvo Finance web site, www.volvoride.com, began operating on a pilot basis on October 29, 2001 and became fully operational on December 13, 2001. We are currently negotiating an extension of our contract with Volvo.

         By combining the BusinessTradeCenter and NDSCo.com technologies, we created the next generation of AutoTradeCenter technology called ATCADVANTAGE, to better service current clients such as Honda, Suzuki and Volvo, as well as prospective clients. These prospective clients most likely will be automobile manufacturers, finance companies, financial institutions, lease and rental companies, and automobile dealers with an inventory of used vehicles to sell. We launched ATCADVANTAGE in February 2001 with the Honda website. The Honda, Suzuki and Volvo websites utilize the ATCADVANTAGE platform, as will other clients when or if obtained.

         The ATCADVANTAGE web site offers, among other things, the following services and features:

o Inventory Listing - A consignor can post inventory for sale. The listing can include a complete description of each vehicle, including make, model, trim, equipment, mileage and a wholesale price. Condition reports and digital images of the vehicle can also be included with the vehicle description.

o Condition Report Display Standards - ATC's condition report display standards mean that all vehicle inspection results can be displayed in a similar format, irrespective of the inspection company completing the condition report. It also reduces integration costs for sellers, enabling them to integrate a single standardized inspection data feed into their systems.

o Car Groups - Consignor vehicles are organized into groups that follow the same business rules or behaviors. This technology allows differing groups of vehicles to be searched and viewed side by side with vehicles from other Car Groups. Consignors can make all their portfolios available for sale to any, or all, prospective buyers through the use of one or more car groups.

o Marketing Programs - ATCADVANTAGE enables sellers to provide marketing and purchase incentive programs from time to time. These can include rebates, transport discounts or other incentives. Dealers purchasing a vehicle on ATCADVANTAGE can select these marketing programs if they apply to their specific vehicle purchases.

o Private Label Communities - Consignors can set up private branded sites for the purpose of providing an information center for their buying dealers. This area on the site facilitates dealer buying histories, remarketing activities calendar, transportation links, newsletter and other static links. Consignors can advertise here, through the use of banner ads, and other tools to market information to prospective buyers.

o Transaction Engine - The ATC transaction engine enables dealers to purchase vehicles from the website. Once vehicles have been purchased, appropriate notifications are sent to the consignor, including all relevant details associated with the transaction.

o Auction Consignment - ATCADVANTAGE enables consignors to automatically consign vehicles to physical auctions using business rules set by the consignor. These rules can be based on vehicle type, vehicle value, vehicle location etc.

o Auction Extension - Consignors can continue to list vehicles on the ATCADVANTAGE system while those vehicles are still in route to auction, or while they're located at the auction itself. ATC's auction extension facilitates tracking of the vehicle while it is being transported from the dealership through to the auction. Dealers purchasing vehicles located at auction can also purchase reconditioning services provided by the auction.

o Integration to ATC CRM System - All dealers viewing and purchasing vehicles on the ATCADVANTAGE system have accounts set up in the ATC Customer Relationship Management system. All inbound and outbound calls with the dealer are logged in this system, and the dealer's transaction history is also recorded. This enables the ATC Dealer Services team to have access to the most up to date information when interacting with the dealers.

o Reporting - Consignors can access online reports relating to vehicles listed, sold, purchased by specific dealers. ATC also provides sellers with significant levels of end of week and end of month reporting, sales data, comparisons and other related management information. The ATC websites also support individual vehicle tracking by VIN, enabling consignors to track the history of specific vehicles.

         We intend to charge new clients for services provided on our ATCADVANTAGE site a listing fee for each vehicle listed on the website and a transaction fee for each vehicle sold on the website. We also intend to charge fees for extra services such providing a call center, generating reports and analyzing data collected through the website, and to pass certain custom programming costs on to clients. Currently, we charge for additional call center activities and custom programming cost based upon specific requests of our clients.

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

SEASONALITY OF BUSINESS

         The sale of used automobiles is a year-round process. However, generally sales slow down during the fourth quarter of the calendar year due to the introduction of new models and the holiday season. Business generally picks up in January. Similarly, there are fewer vehicles returned after the termination of a lease in the fourth quarter of the calendar year. This is followed by a return to higher volumes in the first and second calendar quarters, followed by a further increase in vehicles being returned after lease terminations during the summer months.

WORKING CAPITAL PRACTICES

         During the past year we met our working capital needs through operations, the sale of equity pursuant to a private placement, and borrowing on our line of credit facility with our former lender, Eagle Capital Group, LLC ("Eagle"). Our indebtedness under the Eagle credit facility was repaid on June 28, 2002, through a loan made to us in connection with our Agreement and Plan of Reorganization dated June 28, 2002 with Autodaq Corporation. Concurrently with our repayment of this indebtedness, the credit facility with Eagle was terminated. See Item 6 - "Management's Discussion and Analysis or Plan of Operation - Anticipated Trends and Plan of Operation."

COMPETITION

         We compete with other Internet-based entities that maintain commercial Web sites for the wholesale remarketing of vehicles on the Internet including Autodaq Corporation, The Cobalt Group, OnLane, Manheim Auto Auction, Adesa Auto Auction, Fleet Lease Disposal, Inc., and GMAC's Smart Auction. We also compete with various financial institutions that remarket their own off-lease vehicles. We believe that we compete for customers, which are entities with inventories of off-lease or program vehicles to sell, primarily on the basis of:
           o The cost of using our services as opposed to the services of others;
           o The experience and expertise of our personnel in Internet technology and the automobile remarketing/retail sales industries;
           o   Our call center, which is staffed 24 hours a day, 7 days a week;

           o Whether the needs of these entities are being addressed adequately; and
           o The quality of service to be rendered to all users of the Web site - primarily the seller and the buyer.

         We currently assess our competition as follows:
           o AUTODAQ CORPORATION - We believe that we compete directly against Autodaq, an entity that currently provides an Internet Web site that competes with our Internet initiatives. These initiatives are directed to the acquisition and redistribution of vehicles returned to finance companies after termination of a lease. We consider Autodaq to be a major competitor. On June 28, 2002 we entered into a Reorganization Agreement to merge with Autodaq. (See Item 6 - "Management's Discussion and Analysis or Plan of Operation - Anticipated Trends and Plan of Operation.")
           o THE COBALT GROUP - The Cobalt Group is a private company. It also is better capitalized than our company. Currently, Cobalt is a leading provider of e-business products and services to the automotive industry. Nearly half of the nation's auto dealers use Cobalt's technology, including 8,500 Web services clients. Its e-business products and services are endorsed by 15 automotive manufacturers and more than 50 of the 100 largest dealer groups in the United States. Cobalt is the only e-business provider endorsed by the National Automobile Dealers Association. Cobalt has developed an Internet based remarketing program called Motorplace Exchange. We expect Cobalt's Motorplace Exchange to become increasingly popular as a dealer-to-dealer exchange for used vehicle inventory management.
           o ONLANE - OnLane Corporation is a private company located in Toronto, Canada which provides certain Internet applications that compete with our products and services. To date, the majority of their customers are located in Canada. Because they are privately held, little information is available on the financial resources and operations of OnLane. However, we have experienced increased competition from OnLane during the past six months and we anticipate that OnLane will be very competitive with us in the future.
           o MANHEIM - Manheim Online is an Internet-based program of Manheim Auto Auction, which is the largest automobile auction company in the United States. Until recently, Manheim Online had limited its presence only to vehicles grounded at Manheim auctions. However, we believe that Manheim intends to expand its Internet presence to include other vehicles. Manheim is far better capitalized than we, as it is owned by Cox Enterprises, a subsidiary of Cox Communications. We expect Manheim to be a major competitor in Internet remarketing.
           o ADESA - Adesa Corporation, like Manheim, is one of the largest physical auction companies in the United States. Adesa's Open initiative supports programs that will compete with various programs and services that we currently provide our customers on the Internet. Adesa is better capitalized that we, as it is owned by Allete Corporation.
           o FLEET LEASE DISPOSAL, INC. - Fleet Lease Disposal is a privately held Florida-based corporation that competes against us for large financial institution clients. It appears to have a management team with a significant amount of experience both in automobile sales and Internet technology. Its Veretack program offers vehicle remarketing services, lease disposal/termination solutions, title services, or personalized customer programs. It recently introduced new, web-based, Internet technology to expedite the process of remarketing off-lease and fleet vehicles for manufacturers, banks and other financial institutions.
           o GMAC - Although the GMAC web site has been limited to General Motors' vehicles, an expansion of this site to other manufacturers and financial institutions also could provide substantial competition.

GOVERNMENT REGULATION

         Compliance with government regulations does not currently impose a significant impact on our Internet operations.

EMPLOYEES

         As of March 31, 2002 we had 17 full-time employees and no part-time employees. We depend upon a limited number of key management and technical personnel. None of our employees is represented by labor organizations; we have never had a work stoppage or slowdown as a result of labor issues; and we have excellent relations with our employees. Management believes that the adoption of our stock plans, along with other Company benefits, will enhance employees' interest in remaining with us. In the future, management is planning to add further incentives to attract and retain high quality personnel.


ITEM 2.  DESCRIPTION OF PROPERTIES.

         Effective May 15, 2002, we moved our administrative offices to Mesa, Arizona after entering into a sub-lease with an unrelated third party consisting of approximately 7,000 square feet that will expire March 31, 2004. Until the move in May 2002 to our current office space, we leased from an unrelated third party approximately 6,000 square feet of office space in Scottsdale, Arizona. The 13,500 square-foot administrative and warehouse facility, also in Scottsdale, Arizona, that formerly housed our wholesale land-based and warehouse facilities, is leased from an unrelated third party under an operating lease expiring September 30, 2002. This facility is currently subleased to two unrelated parties. During the year we successfully negotiated a settlement of both the Denver, Colorado and Philadelphia, Pennsylvania facilities terminating our lease obligations with the respective lessors.


ITEM 3.  LEGAL PROCEEDINGS.

         We and certain of our subsidiaries have been named as defendants in various claims, complaints and other legal actions arising in the normal course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect upon our financial condition, results of operations or cash flows.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock traded over-the-counter on the OTC Bulletin Board from January 29, 1998 to August 2, 1999. From August 3, 1999 to November 5, 1999, our common stock traded on the "pink sheets." Since November 8, 1999, it has traded on the OTC Bulletin Board. The following table sets forth the range of high and low bid quotations for each fiscal quarter since the stock began trading. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

    FISCAL QUARTER ENDING                       HIGH BID           LOW BID

    June 30, 2000.........................      $ 3.2500           $ 1.1000
    September 30, 2000....................      $ 2.6250           $ 0.9375
    December 31, 2000.....................      $ 2.3750           $ 0.3125
    March 31, 2001........................      $ 1.2344           $ 0.2969
    June 30, 2001.........................      $ 0.4062           $ 0.1400
    September 30, 2001....................      $ 0.2500           $ 0.0800
    December 31, 2001.....................      $ 0.1200           $ 0.0900
    March 31, 2002........................      $ 0.2500           $ 0.0900


         On June 28, 2002, the closing price for the common stock was $0.06. The number of record holders of common stock as of June 28, 2002 was 158 according to our transfer agent.

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

         During the quarter ending March 31, 2002, we sold 2,020,000 unregistered shares of our common stock for gross proceeds of $202,000 to 8 persons in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933. No underwriters were used in the above transactions. The purchasers were deemed to be sophisticated with respect to this investment in our securities by virtue of their financial condition and previous investment experience. A restrictive legend was placed on the stock certificates evidencing the purchased shares.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

---------------------------------------------------------------------------------------------------------------------
 BALANCE SHEET DATA:                                                   MARCH 31,
                                  -----------------------------------------------------------------------------------
                                       2002             2001             2000             1999             1998
                                                     (RESTATED)       (RESTATED)       (RESTATED)       (RESTATED)
                                  -----------------------------------------------------------------------------------
Current assets                     $      713,107   $      628,595    $  5,489,176     $    401,628      $        0
Total assets                       $    6,974,283   $   10,267,582    $ 20,102,747     $  4,790,817      $  743,333
Current liabilities                $    1,562,688   $      446,039    $  1,118,542     $  1,343,936      $        0
Long-term liabilities              $      663,201   $      538,807    $    528,807     $    535,817      $    3,465
Stockholders' equity               $    4,748,395   $    9,282,736    $ 18,455,398     $  2,911,064      $  739,868
Working capital (deficiency)       $     (849,581)  $      182,556    $  4,370,634     $   (942,308)     $        0
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA:                                                                                 JULY 10, 1997
                                                                                                        (INCEPTION)
                                                                                                       THROUGH MARCH
                                                         YEAR ENDED MARCH 31,                               31,
                                  -------------------------------------------------------------------      1998
                                       2002             2001             2000             1999
                                  ------------------------------------------------------------------------------------
                                                     (RESTATED)       (RESTATED)       (RESTATED)       (RESTATED)
                                  ------------------------------------------------------------------------------------
Net sales                          $  2,567,910    $     870,474    $     291,587     $         0      $         0
Net loss from continuing
operations                         $ (7,902,552)   $  (9,060,369)   $    (946,202)    $  (276,671)     $         0
Income (loss) from discontinued
operations                         $          0    $  (2,663,285)   $  (1,697,585)    $   448,491      $    15,899
Net income (loss) before taxes     $ (7,902,552)   $ (11,723,654)   $  (2,643,787)    $   171,820      $    15,899
Net income (loss)                  $ (7,902,662)   $ (11,723,654)   $  (2,587,753)    $   115,241      $    12,384
Basic earnings (loss) per share
    Continuing operations          $      (0.17)   $       (0.28)   $       (0.04)    $     (0.02)     $         0
    Discontinued operations        $          0    $       (0.08)   $       (0.08)    $      0.03      $         0
Diluted earnings (loss) per share
    Continuing operations          $      (0.17)   $       (0.28)   $       (0.04)    $     (0.01)     $         0
    Discontinued operations        $          0    $       (0.08)   $       (0.08)    $      0.02      $         0
----------------------------------------------------------------------------------------------------------------------

         The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in the forward-looking statements. All period references are for the years ended March 31, 2000, 2001, and 2002.

GENERAL

         The presentation includes a discussion of us with our wholly-owned subsidiaries, NDSCo.com, Inc., AutoTradeCenter Remarketing Services, Inc. formerly Walden Remarketing Services, Inc., and BusinessTradeCenter.com Inc., as well as subsidiaries in which we formerly carried out our wholesale land-based operations. These subsidiaries are Auto Network Group of Arizona, Inc., Auto Network Group of New Mexico, Inc., Auto Network Group Northwest, Inc., Auto Network Group of Eastern Pa., Inc., Auto Group of San Antonio Ltd., Auto Network Group of Denver Inc., and Pinnacle Dealer Services, Inc.,

         As of December 29, 2000, we sold our interest in our wholesale land-based operations in Auto Network Group of New Mexico, Inc.; Auto Group of San Antonio Ltd.; and Auto Network Group Northwest, Inc. to Automotive Disposition Management Services, Inc. ("Automotive Disposition"), an affiliated Arizona corporation, in exchange for a 16% interest in Automotive Disposition. We also placed into escrow 746,493 shares of our common stock, representing the maximum earn-out shares that could be issued to management of the operations in Bend, Oregon and San Antonio, Texas. In the first quarter of the fiscal year ended March 31, 2002, 430,675 of our common shares held in escrow for the management of our former subsidiary in Oregon were exchanged for 9% of our interest in Automotive Disposition Management thereby reducing our interest therein to approximately 7%. In January 2002, Auto Network Group of New Mexico, Inc. terminated their association with Automotive Disposition. In March 2002, we entered into a further agreement with the management of our former subsidiary in San Antonio and Automotive Disposition whereby we fixed the number of earn-out shares for San Antonio management at 261,034 for the three remaining years of our prior agreement with them and cancelled 54,784 shares of common stock remaining in escrow. In addition, we received cash of $1,000 and returned to Automotive Disposition the shares representing the approximate 7% interest in Automotive Disposition. We no longer have any interest in Automotive Disposition. Automotive Disposition is a private company now owned exclusively by Jules Gollins, the former manager of the New Mexico wholesale land-based operation, and by Mark Moldenhauer, one of our founders, a principal shareholder, and a former officer and director.

         We disposed of our wholesale land-based operations in Scottsdale, Arizona, as of February 28, 2001 and formally dissolved Auto Network Group of Arizona, Inc. in March 2002. Also in March 2002, we dissolved Auto Network Group of Denver Inc. thereby discontinuing all wholesale land-based operations and allowing us to focus on providing automotive remarketing services via the Internet.

         In March 2002, we also dissolved our subsidiary Pinnacle Dealer Services, Inc. ("Pinnnacle"), and we are currently taking action to dissolve NDSCo.com, Inc. No corporate activity occurred in Pinnacle, NDSCo, and AutoTradeCenter Remarketing Services for fiscal year end March 31, 2002. BusinessTradeCenter.com Inc's activity is included in our consolidated financial statements and all material intercompany accounts and transactions have been eliminated.

         As a result of the disposition of our land-based operations, as further described in the following paragraphs, the trend information should be carefully read and evaluated. See "Anticipated Trends and Plan of Operation" below.

OVERVIEW

         We began operations on September 22, 1997 and completed our first fiscal year on March 31, 1998 as a wholesale auto remarketer. We continued this activity up until February of 2001, when we sold our wholesale land-based operations. Due to the discontinuance of our land-based operations, we now focus all of our efforts on remarketing vehicles over the Internet.

         In January 1999, we announced the development of our Internet site WWW.AUTOTRADECENTER.COM. No revenues have been generated from the operations of this site, which is now used for informational purposes only. However, effective February 1, 2000, a new web site developed for American Honda Finance Corporation, powered by our technology, began generating revenue. We generated $291,587 of revenue in the year ended March 31, 2000 from remarketing activities that were not related either to our Internet remarketing business or our wholesale land-based operations. Our existing remarketing agreement with Honda Finance Corporation gives us an exclusive contract to remarket, over the Internet through January 31, 2004, all of the vehicles returned to Honda and Acura after termination of a lease. These are referred to in the industry as "off-lease" vehicles. The Honda web site, www.hfcarsales.com, became operational in all Honda and Acura dealerships by June 15, 2000 upon completion of a phase in period beginning April 2000. The Honda agreement is terminable upon 60 days notice by Honda upon the payment of certain fees to AutoTradeCenter.

         We developed a pilot program for Suzuki, similar to the program developed for Honda, utilizing our Internet technology systems and procedures to remarket their program vehicles to dealers. The Suzuki pilot program began in September 2000 (www.suzukiproline.com), and we signed an agreement with Suzuki in January 2001 to remarket their program cars over the Internet for a one-year period. In February 2002, our contract with Suzuki was extended for an additional year.

         In April of 2001, we entered into an agreement to remarket off-lease Volvo vehicles with Volvo Finance North America for one year commencing with the start of operations of the Volvo program. The Volvo Finance web site, www.volvoride.com, began operating on a pilot basis on October 29, 2001 and became fully operational on December 13, 2001. We are currently negotiating an extension of the contract with Volvo.

RESULTS OF OPERATIONS

         Our financial statements reflect Internet operations as continuing operations and land-based operations as discontinued operations, even though we did not generate any revenue from our Internet remarketing operations until April 2000. On November 30, 2000, our management and Board of Directors decided to discontinue all of our wholesale land-based operations. We believe that our best opportunity to maximize profitability and shareholder value is to concentrate all of our efforts on remarketing used vehicles utilizing the Internet as the backbone of our operations. We sold our wholesale land-based subsidiaries in New Mexico, Oregon, and Texas on December 29, 2000, and closed our operations in Pennsylvania and Colorado by the end of the year. We began to down-size our Scottsdale, Arizona operations in December 2000, and transferred these operations to certain of the independent-contractor brokers who formerly purchased and sold vehicles for us primarily in Scottsdale, Arizona, effective February 28, 2001.

         The following schedule shows the computation of the loss resulting from discontinuing our land-based operations:

        Loss from sale of Albuquerque, Bend, and San Antonio operations:
          Carrying value                             $  1,596,933
          Sales price                                   1,200,000
                                                     ------------
             Loss                                         396,933
          Unamortized goodwill                            351,542
                                                     ------------
          Total loss                                                 $   748,475

        Loss from transfer and closing of Scottsdale operation:
          Sale of equipment                                17,793
          Inventory losses due to sale                    425,693
          Uncollectible brokers accounts                  593,635
          Costs of closing operations                     226,461
          Accrued future costs of closing operations       50,000
                                                     ------------
                                                                       1,313,582
        Loss from closing Pennsylvania                                   277,388
                                                                     -----------
        Total loss from discontinuing wholesale land-based segment   $ 2,339,445
                                                                     ===========

         The following statement of operations for the wholesale land-based operations reflects the details of these operations for the periods herein presented:

RESULTS OF OPERATIONS OF DISCONTINUED WHOLESALE LAND-BASED OPERATIONS:
                                                 FOR THE YEAR ENDED MARCH 31,
                                            ------------------------------------
                                                   2001*                2000
                                            ------------------------------------
     Net sales                              $  123,171,010       $  131,569,705
     Cost of sales                             117,257,094          125,770,135
                                            --------------       --------------
        Gross profit                             5,913,916            5,799,570
                                            --------------       --------------
     Operating expenses
        Selling                                  4,376,272            3,843,922
        General and administrative               1,199,064            1,783,874
        Bad debt expenses                           75,000            1,045,970
        Depreciation and amortization               36,165               38,428
                                            --------------       --------------
         Total operating expenses                5,686,501            6,712,194
                                            --------------       --------------

     Income (loss) from operations                 227,415             (912,624)
                                            --------------       --------------

     Other income (expense):
        Miscellaneous                              139,599              102,133
        Interest expense                          (690,854)            (887,094)
                                            --------------       --------------
         Total other income (expense) - net       (551,255)            (784,961)
                                            --------------       --------------

     Net (loss) before income taxes         $     (323,840)      $   (1,697,585)
                                            ==============       ==============
* Through 12/31/00 - date of discontinuance

         Net losses from continuing operations were $7,902,662 ($0.17 per share), $9,060,369 ($0.28 per share), and $946,202 ($0.04 per share) for the fiscal years ended March 31, 2002, 2001, and 2000, respectively.

         INTERNET REVENUES. Internet revenues from continuing operations were $2,542,610, $870,474 and $291,587 for our fiscal years ended March 31, 2002,
2001, and 2000, respectively. Substantially all revenue for the fiscal years ended March 31, 2002 and 2001 was earned from remarketing vehicles. For the fiscal year ended March 31, 2000, AutoTradeCenter Remarketing Services Inc. generated all revenue from contracts entered into by Walden Remarketing Services prior to our acquisition of Walden. These contracts were with American Honda Finance and others. The revenue derived from these contracts resulted from services provided by us to encourage dealers to attend and purchase off-lease and other vehicles at auctions. None of this revenue resulted from Internet activities, and it ceased upon expiration of the contracts in July and August of 1999.

         COST OF REVENUES. Cost of revenues in addition to salary and wages included our website hosting costs and an allocated share of operating expenses and overhead. Salary and wages were higher for the year ended March 31, 2002 because of the addition of two employees who are software design engineers. This also changed the allocated share of operating expenses and overhead.

         SALES AND MARKETING. Our sales and marketing expenses consisted primarily of compensation for sales personnel. Sales salary expense decreased $501,435 for the year ended March 31, 2002 compared to the prior year because of a reduction in sales personnel. The reduction in salary expense also changed and reduced the allocated portion of operating expenses and overhead. During the period ended March 31, 2001, sales and marketing expenses increased $832,834 from the period ended March 31, 2000 as we focused our attention on the Internet portion of our business.

         PRODUCT DEVELOPMENT. Our product development expenses consisted primarily of compensation for product development personnel and outside consulting costs. Product development expense was substantially less for the year ended March 2002, as compared to the same period ended March 2001 because of the costs incurred in the year 2001 to significantly enhance the functionality of our system. The bulk of our product development costs are capitalized into cost of software in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, in determining the amount of software costs developed in-house to be capitalized. We apply Emerging Issues Task Force 00-02, Accounting for Website Development Costs, in determining the amount of website development costs to be capitalized.

         These standards require capitalization of certain direct development costs associated with internal use software and website development costs. Costs to be capitalized include internal and external direct project costs including, among others, payroll and labor, material, and services. These costs are included in software and are being amortized over a period not to exceed three years beginning when the software is substantially ready for use. Costs incurred on new projects, projects in a preliminary phase and projects that contract negotiations have not begun, as well as maintenance and training costs, are charged to expense as incurred. During the year ended March 2002, we capitalized over $828,000 in software development costs, as compared to $1,206,020 during the year ended March 2001 and $206,816 for the year ended March 2000.

         GENERAL AND ADMINISTRATIVE. Our general and administrative expense consists primarily of compensation for administrative personnel, including our executive officers, facility expenses and fees for outside professional services. General and administrative expenses increased by $132,239 to $1,601,536 from $1,469,297 for the years ended March 31, 2002 as compared to March 31, 2001. The increase primarily is attributable to professional fees. General and administrative expenses increased $909,829 for the year ended March 31, 2001 as compared to March 31, 2000 primarily due to a full year of increased staffing that increased salaries and wages, contracted professional fees and certain other general and administrative expenses. Some of the general and administrative expense that had previously been absorbed by our discontinued operations are included in the general and administrative expense classification of our continuing operations.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $4,175,891 for the period ended March 31, 2002, as compared to depreciation and amortization of $3,836,788 for the same period last year. The increase of $339,103 primarily relates to depreciation on the cost of acquired software during the year. Depreciation primarily is capitalized software costs resulting from the acquisition of a minority interest in

BusinessTradeCenter.com and the acquisition of NDSCo.com, as well as from computers and equipment required to run our Internet sites and office furniture and equipment. Depreciation and amortization related to continuing operations increased to $3,836,788 for the fiscal year ended March 31, 2001, as compared to $319,800 for the fiscal year ended March 31, 2000. Included in depreciation and amortization for the fiscal year ended March 31, 2001 are $3,265,247 for depreciation of software acquired when we purchased the minority interest in BusinessTradeCenter.com and amortization of $198,538 of goodwill resulting from our acquisition (during our fiscal year ended March 31, 2000) of Walden Remarketing. The balance of depreciation expense resulted from depreciation of our furniture, fixtures, and computer hardware.

         We also recorded a charge for the loss on disposal of impaired software of $49,122 and $2,261,486 for years ended March 31, 2002 and March 31, 2001, respectively. During the year ended March 31, 2002 the loss on impairment of software is a result of writing off old software purchased by the company. The software written off is no longer of value for current or future Company operations. In the prior year ending March 31, 2001, the impaired software was acquired from NDSCo.com as part of the purchase price when we acquired NDSCo on March 31, 2000. This software that assists in dealer-to-dealer Internet exchanges of used vehicles does not fit in our current business plan of remarketing off-lease and program cars. Since we cannot determine when or if we will use the software, we are unable to assess its value and accordingly consider it impaired.

         INTEREST EXPENSE. Interest expenses for the year increased $2,908,433 due mainly to an increase in interest expense related to the amortization and accretion on stock issued and warrant costs of $2,678,621. Interest expense also increased $122,924 because of our line of credit with Eagle. For the year ended March 31, 2001, interest expense increased $43,432 over the previous fiscal year because of interest charges on related party debt allocated to continuing operations.

         BAD DEBT EXPENSE. We did not incur a charge for bad debts from continuing operations for the years ended March 31, 2002, 2001 or 2000.

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

FINANCIAL CONDITION

         ASSETS. Total assets decreased to $6,974,283 at March 31, 2002 from $10,267,582 at March 31, 2001. Total assets declined due to non-cash depreciation and amortization of our software, furniture and equipment, goodwill and write down of impaired software. As a result of our decision to discontinue our wholesale land-based operations, our total assets decreased to $10,267,582 at March 31, 2001, from $20,102,747 at March 31, 2000. This decrease primarily results from the substantial completion of the sale of assets formerly used in our wholesale land-based operations (as is reflected in the following schedule) and our use of cash in funding operations. Total assets also declined due to non-cash depreciation and amortization of our software, furniture and equipment, and goodwill, and the write-off of impaired software.

         The following table reflects the detail of our net assets from discontinued operations:

AUTOTRADECENTER.COM INC.
SCHEDULE OF NET ASSETS FROM DISCONTINUED OPERATIONS

                                                        MARCH 31, 2002          MARCH 31, 2001
                                                        --------------          --------------
ASSETS
  Accounts receivable - trade, net                      $       26,300          $       60,659
  Inventory                                                         --                  28,000
                                                        --------------          --------------
      Total Assets                                              26,300                  88,659
                                                        --------------          --------------

LIABILITIES
  Accounts payable - trade                                          --                  66,847
                                                        --------------          --------------
     Total liabilities                                              --                  66,847
                                                        --------------          --------------

NET ASSETS FROM DISCONTINUED OPERATIONS                 $       26,300          $       21,812
                                                        ==============          ==============

         LIABILITIES. Current liabilities at March 31, 2002 increased to $1,562,688 from $446,039 at March 31, 2001, primarily due to the increased borrowing on our line of credit. Our indebtedness under this line of credit was repaid on June 28, 2002 though a loan to us from Autodaq Corporation in connection with our Agreement and Plan of Reorganization with Autodaq dated June 28, 2002. See "Anticipated Trends and Plan of Operations-Merger with Autodaq Corporation."

         STOCKHOLDERS' EQUITY. Stockholders' equity decreased from $9,282,736 at March 31, 2001, to $4,748,395 at March 31. 2002. The decrease primarily resulted from our net loss for the fiscal year ended March 31, 2002 of $7,902,662 offset by: $467,777 of net proceeds from private placement of common shares in fiscal year 2002; common stock issued for services of $221,794; and the issuance of additional shares to private placement holders and C and D holders of $2,678,620. During our fiscal year ended March 31, 2002, holders of $10,000 and $268,236 of our Series C and D preferred stock (102 and 2,736 shares, respectively) elected to convert such shares to 3,118,010 common shares based on the formulae contained in the terms of the preferred shares. On May 17, 2000, we filed a registration statement to register the resale of the common shares issued or to be issued upon conversion of the Series C and Series D preferred stock. That registration statement has not yet been declared effective.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital (current assets minus current liabilities) was $(849,581) at March 31, 2002, as compared to working capital at March 31, 2001 of $182,556. The decrease of $1,032,137 substantially was due to the increase in borrowing on our line of credit of $968,311 during the fiscal year ended March 31, 2002.

         For the fiscal ended March 31, 2002, we used cash of $432,631 in our operating activities. The major components of which were our net loss for the period from continuing operations of $7,902,662. Cash primarily was provided by the non-cash charges for depreciation and amortization of $4,175,891 and non-cash interest expense on warrants and additional stock of $2,678,621 plus the non-cash loss on disposal of impaired assets of $49,122. An additional non-cash expense related to the issuance of stock and options for services valued at $251,971. Other accounts affecting our cash balances included decreases in our prepaid expenses along with increases in accounts payable and accrued liabilities offset by an increase in accounts receivable.

         We used cash of $4,371,599 in our operating activities for the fiscal year ended March 31, 2001, the major components of which were our net losses for the period of $9,060,369 from continuing operations, $323,840 from discontinued operations, and $2,339,445 from the charge off of our discontinued wholesale land-based operations. Cash primarily was provided by the non-cash charges for depreciation and amortization of $3,836,788, plus the non-cash loss on disposal of impaired assets of $2,261,486. An additional non-cash expense related to the issuance of stock and options for services valued at $299,955. Other accounts affecting our cash balances included cash received from liquidation of assets of discontinued operations of $1,001,354, an additional short-term loan from a related party, and increases in accounts payable and accrued liabilities offset by an increase in accounts receivable.

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

         Our investing activities for the fiscal years ended March 31, 2002, 2001, and 2000 used cash of $847,808, $1,123,690, and $374,420, respectively.
For the fiscal year ended March 31, 2002, cash was used primarily for the purchase of computer software required for our e-commerce and Internet operations. For the fiscal year ended March 31, 2001, cash was used primarily for the purchase of computer hardware and software required for business expansion and our e-commerce and Internet operations, and offset by the sale of certain company-owned vehicles. For the fiscal year ended March 31, 2000, we acquired computer software and hardware, company cars, and office furniture and fixtures.

         For our fiscal year ended March 31, 2002, we supported our cash needs by net borrowings on our line of credit in the amount of $968,311 and proceeds from the issuance of convertible preferred stock and common stock of $130 and $437,599, respectively.

         Financing activities provided net cash of $1,348,619 for our fiscal year ended March 31, 2001, as compared to $5,174,734 during the previous year. Increases in cash included $1,452,487 from the proceeds of the sale of 5,865,212 common shares in March 2001, $498,550 in proceeds received from the exercise of previously issued stock options, and additional borrowings of $310,000 from related parties. Our related-party debt of $738,807 was due on April 1, 2002: it has been restructured and is described below at "Anticipated Trends and Plan of Operations." We used $1,112,418 to repay the Wells Fargo Business Credit, Inc. line of credit that had provided sufficient short-term liquidity and capital to implement our business plan, including the expansion of our now discontinued wholesale land-based operations. The note that evidenced this obligation to Wells Fargo Business Credit bore interest at 1.5% over prime and was extended from its original due date of March 31, 2000 to January 31, 2001. At March 31, 2000, our bank line of credit was $1,112,418. On February 16, 2001 we repaid Wells Fargo Business Credit in full.

         For our fiscal year ended March 31, 2000, we supported our cash needs by net borrowings of $158,393 and proceeds from the issuance of convertible preferred stock and common stock of $4,766,341 and $250,000, respectively.

ANTICIPATED TRENDS AND PLAN OF OPERATION

         We intend to continue the development of our Internet based initiatives. We believe that focusing on providing automotive remarketing services via the Internet will improve our long-term prospects for profitability. Internet operations generate a lower amount of revenue, but result in higher profit margins.

         We anticipate that our agreement with American Honda Finance Corporation will generate revenues for the next one and one-half years. We anticipate the volume of lease vehicles being returned to Honda will remain at approximately the current levels for the remaining term of our contract. However, we anticipate an overall increase in revenues for the ensuing year resulting from the price increase we negotiated in October 2001, plus we anticipate additional revenues from new programs and initiatives currently being introduced to Honda. We expect the revenue generated from our contract with Suzuki to remain at approximately the same level as generated this past year. The Volvo web site, www.volvoride.com, became fully operational in December 2001 and therefore contributed only four months of revenue in our fiscal year ending March 31, 2002; we expect to generate revenue from our Volvo for the entire twelve months of our current fiscal year. Internet vehicle remarketing is currently gaining broader acceptance by consignors charged with the responsibility of disposing of lease returns and other used vehicle inventories. We are attempting to enter into similar contracts with other manufacturers and financial institutions to assist them in remarketing their inventories of used vehicles; however, no such other contracts exist at this time.

         We have sustained operating losses resulting in little tangible net worth at March 31, 2002. However, beginning in December 2001 we took measures to generate positive cash flow and operating profits by (1) increasing revenues through the expansion of our Internet remarketing of off-lease and program vehicles with new customers and developing new products and services for our current customer base, and (2) further reducing our cash requirements for software and website development and continuing to reduce our costs of operations. Additionally, on June 28, 2002, we entered into an agreement to merge with Autodaq Corporation, which is described below.

MERGER WITH AUTODAQ

         On June 28, 2002, we entered into an agreement to merge with Autodaq Corporation ("Autodaq"). Under the Agreement and Plan of Reorganization dated June 28, 2002 (the "Agreement"), AutoTradeCenter and Autodaq, along with AutoTradeCenter, Inc., a Delaware corporation ("ATC Delaware") and AUTC Autodaq
 Corporation, a Delaware Corporation ("AUTC Autodaq") agreed that upon shareholder approval and completion of certain closing conditions: (1) AutoTradeCenter will reincorporate in Delaware by merging with and into ATC Delaware, with ATC Delaware surviving the merger; and (2) AUTC Autodaq, a wholly-owned subsidiary of ATC Delaware, will merge with and into Autodaq, with Autodaq surviving the merger (the "Merger").

         Under the terms and conditions of the Agreement and after the completion of the Merger, the current shareholders of AutoTradeCenter will own approximately 27.15% of ATC Delaware's fully-diluted capital stock (including, for purposes of this calculation, shares of Common Stock reserved for issuance pursuant to ATC Delaware's stock option plan and the warrant issued to an affiliate of Autodaq described below), and the current shareholders of Autodaq will own approximately 63.35% of ATC Delaware's fully-diluted capital stock. Senior management of AutoTradeCenter will receive options to purchase up to an aggregate of 4.5% of ATC Delaware's Common Stock. Shares of Common Stock reserved for issuance pursuant to ATC Delaware's stock plan will constitute the remaining 5% of ATC Delaware's capital stock. The Merger will be accounted for as a purchase and is intended to qualify as tax-free to the shareholders of AutoTradeCenter and Autodaq. The Merger is expected to close in the second half of 2002 and is subject to approval of the shareholders of AutoTradeCenter and Autodaq, as well as other customary closing conditions. Autodaq shareholders holding shares sufficient to approve the Merger delivered voting agreements and proxies in which they agreed to vote their shares in favor of the Merger. The Agreement requires AutoTradeCenter to deliver voting agreements and proxies from shareholders holding shares sufficient to approve the Merger on or before July 19, 2002; AutoTradeCenter satisfied this condition by delivering voting agreements and proxies for shares representing (i) 100% of AutoTradeCenter's Series D Preferred Stock, and (ii) approximately 52% of AutoTradeCenter's Common Stock on a fully-diluted basis (excluding shares of Common Stock issuable upon conversion of the Series D Preferred Stock). In the event AutoTradeCenter had failed to deliver such voting agreements as previously described, an affiliate of Autodaq could have exercised a warrant convertible into a majority of AutoTradeCenter's capital stock for nominal consideration.

         Additionally, as part of the Agreement, Autodaq loaned to AutoTradeCenter approximately $1 million, which AutoTradeCenter used to retire its indebtedness under a credit facility with Eagle Capital due on June 30, 2002, to redeem its Series E Preferred Stock, and to terminate a services agreement related to such credit facility. AutoTradeCenter is not required to make payments to Autodaq under the loan prior to the closing of the Merger. The loan is secured by a first priority security interest in all of AutoTradeCenter's assets. As partial consideration for such loan, AutoTradeCenter provided an affiliate of Autodaq with a warrant to purchase shares equal to approximately 5% of AutoTradeCenter's Common Stock on a fully-diluted basis at an exercise price equal to the fair market value of AutoTradeCenter's Common Stock at the time the warrant was issued ($0.061 per share).

         In connection with the retirement of indebtedness under AutoTradeCenter's credit facility with Eagle Capital and the redemption of AutoTradeCenter's Series E Preferred Stock, Neil Elsey and Chris Arnold resigned as Directors of AutoTradeCenter effective June 28, 2002.

         As part of the above transactions, AutoTradeCenter also amended and restated the terms of its subordinated promissory note to one of its former founders. As restructured, the note (in the principal amount of $814,253) requires that (i) interest (accruing at 12% per annum from June 28, 2002) will be paid monthly commencing on July 31, 2002, (ii) principal payments of $25,000 will be paid monthly on the last day of each month commencing on January 31, 2003 and continuing through September 30, 2003, and (iii) all remaining principal, and accrued and unpaid interest, will be due and payable on September 30, 2003. The note is secured by a security interest in all of AutoTradeCenter's assets, which security interest is subordinated to the security interest granted in connection with the loan from Autodaq to AutoTradeCenter described immediately above. AutoTradeCenter also issued to the note holder a five-year warrant to purchase 1,000,000 shares of AutoTradeCenter's Common Stock with an exercise price equal to the lesser of (i) $0.125 per share, or (ii) 120% of the daily per share closing price of AutoTradeCenter's Common Stock for the 30 consecutive trading days immediately preceding the date of exercise of the warrant. Concurrently with the issuance of this warrant, the note holder cancelled existing warrants to purchase shares of AutoTradeCenter's Common Stock.

         The boards of directors of AutoTradeCenter and Autodaq have determined that, in the event the Merger closes, it will be in the best interest of the combined company to raise additional equity to provide the company with additional capital resources. Therefore, the Agreement contemplates that following the closing of the Merger, certain investors, including August Capital III, L.P. ("August Capital"), a principal investor in Autodaq, will purchase additional shares and warrants of the new parent company (ATC Delaware). Such financing would consist of (i) shares of senior preferred stock of ATC Delaware, for a purchase price of $3.0 - $4.0 million, and (ii) warrants to purchase additional shares of ATC Delaware Common Stock equal to 200% of the number of shares of senior preferred stock purchased. The exercise price for these warrants will equal the fair market value of AutoTradeCenter's Common Stock at the time the senior preferred financing closes, as determined by the board of directors of the new company at the time the senior preferred financing closes. The financing is subject to a number of closing conditions, including the closing of the Merger and ATC Delaware's receipt of commitments for a minimum of $1.0 million from investors other than August Capital. There is no assurance that such conditions will be satisfied or that such financing will close. In the event that the financing does close and the maximum senior preferred shares and warrants which may be offered in such financing are purchased, such shares and warrants would represent approximately 9.52% and 19.05%, respectively, of ATC Delaware's fully-diluted capital stock. In such an event, the ownership of the current shareholders of AutoTradeCenter in ATC Delaware would be reduced from 27.15% to approximately 19.39% upon consummation of such financing.

         In the event that the Merger does close and the Series E financing does not close immediately following the Merger, the new company will be required to immediately attempt to raise additional capital through the sale of equity, debt financing or other means (all of which would require the approval of certain of its preferred stockholders); there is no assurance that the new company would be successful in raising additional funds. The failure to immediately close the Series E financing or to raise additional funds in another fashion would require the new company to significantly modify its planned operations and could result in the new company filing a Chapter 11 petition under the U.S. Bankruptcy Code or taking other similar action to restructure its operations.


ITEM 7.     FINANCIAL STATEMENTS.

         See the financial statements beginning with page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The officers and directors of the company are as follows:

NAME                        AGE     POSITION

Roger L. Butterwick         56      President, Chief Financial Officer,
                                    Treasurer and Director
Mark R. Jensen              37      Secretary, Vice President and Chief
                                    Technology Officer
James Kaiser                58      Director
David Livingston            68      Director
R. Gary McCauley            59      Director
L. David Sikes              60      Director
A. Marvin Strait            68      Director

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

         ROGER L. BUTTERWICK has been the President and a director of our company since December 8, 1999, our Treasurer since April 2, 1999 and Chief Financial Officer since August 1, 2001. Prior to joining our company, Mr. Butterwick devoted the majority of his time as a partner in Cambridge Management Associates, LLP, an organization in the business of structuring and securing financing for developing organizations. Previously, Mr. Butterwick was an owner of Lehman, Butterwick & Company, P.C., a large local certified public accounting firm located in Denver, Colorado. In addition, he has been involved with the finance and mortgage banking industries. Mr. Butterwick received his Bachelor of Science in Business Administration from the University of Denver. He is a member of the American Institute of CPA's

         MARK R. JENSEN has been our Chief Technology Officer since March 2000. He is responsible for all operations that relate to our Internet initiatives. Mr. Jensen joined us from NDSCo.com, a privately-held Internet automotive remarketing company that we acquired in March 2000. As acting chief operations officer, he managed NDSCo.com's business operations from April 1999 to March 2000. Mr. Jensen founded The Deanox Group, Inc. in 1989 and operated that company until 1998. As a privately-held company in Logan, Utah, The Deanox Group provided computer software, hardware, and consulting services to customers desiring to apply computer technologies to their business operations. Mr. Jensen has been a frequent speaker and trainer for groups and academic forums including the State of Utah, Utah State University, Bernina of America, Weber State College, Mountain West Center for Regional Studies, Utah State Continuing Education Department, and the Office of the Governor for the State of Utah.

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

         R. GARY MCCAULEY has been a director since November 2000. Since 1964, he has owned and/or operated a number of private businesses. Mr. McCauley has been the owner, developer, and manager of retail shopping centers in Florida and Colorado since 1986. In addition, since 1972, he has held oil and gas interests through D&G Enterprises, a private company co-owned by him. He has owned and been the president and/or general manager of various automobile dealerships from time to time: Scott Toyota, Inc., Scottsdale, Arizona (1998-2000); McCauley Mazda, Phoenix, Arizona (1989-1990); McCauley Oldsmobile/Honda, Colorado Springs, Colorado (1977-1990); McCauley Volkswagen, Albuquerque, New Mexico (1966-1977); and McCauley Volkswagen, Yuma, Arizona (1964-1966). From 1979 to 1990, Mr. McCauley was the co-founder and an officer of Sunwest Life Insurance Co., which provided life, accident, health, and extended warranty insurance products to over 50 automobile dealerships in the western United States.

         L. DAVID SIKES has been a director since November 2000. From March 1995 through June 2001, Mr. Sikes was the Chairman of the Board and chief executive officer of Ramtron International Corporation, a publicly owned specialty semiconductor company located in Colorado Springs, Colorado. He is presently the Chairman of the Board of Ramtron. Mr. Sikes was president and chief executive officer of the U.S. operations of ASM International N.V., a public semiconductor company domiciled in the Netherlands, from January 1990 to July 1992. His background also includes management positions with the following: vice president for the semiconductor product sector of Motorola, Inc., Phoenix, Arizona, from June 1984 to June 1987; an executive for National Semiconductor Corporation, Santa Clara, California, from July 1972 to January 1974; and an engineering management position for Eastman Kodak Company, Rochester, New York, from July 1963 to January 1967.

         A. MARVIN STRAIT has been a director since November 2000. Mr. Strait has been in the practice of public accountancy under the name of A. Marvin Strait, CPA, since June 1994. He specializes in litigation support and performs other financial consulting services. Mr. Strait was previously the managing partner and later chairman with Strait oKushinsky and Company, P.C. in Colorado Springs, Colorado, from October 1977 to May 1993. Mr. Strait was a past chairman (1987-1988) and served on the board of directors (1983-1989) of the American Institute of Certified Public Accountants. He received the AICPA Gold Medal for Distinguished Service in 1992. Mr. Strait currently serves as a director of the following: Whitman Education Group, Inc., a publicly-held company based in Miami, Florida, since late 1998; and, Colorado Technical University, a private university with campuses in Colorado and South Dakota, since 1990. Mr. Strait is also a member of the Community Advisory Board of Western National Bank, a privately held bank located in Colorado Springs, Colorado.


ITEM 10.   EXECUTIVE COMPENSATION.

         The following table sets forth the remuneration for Mr. Butterwick and Mr. Jensen, by fiscal year, who functions as our chief executive officer and chief technology officer, respectively. We are not required to set forth information for any officer whose total annual salary and bonus does not exceed $100,000.

                           SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------------


                                                                            LONG TERM COMPENSATION
                                   ANNUAL COMPENSATION                        AWARDS            PAYOUTS
                                                          OTHER       RESTRICTED  SECURITIES
 NAME AND PRINCIPAL                                       ANNUAL         STOCK    UNDERLYING      LTIP      ALL OTHER
      POSITION                                          COMPENSA-      AWARD(S)    OPTIONS/      PAYOUTS    COMPENSA-
                       YEAR    SALARY ($)   BONUS ($)    TION ($)         ($)       SARS (#)       ($)       TION(S)
----------------------------------------------------------------------------------------------------------------------
 Roger Butterwick,
     President,        2000    $  54,000       -0-          -0-           -0-       500,000        -0-         -0-
  Chief Financial      2001    $ 158,400       -0-          -0-           -0-         -0-          -0-         -0-
      Officer          2002    $ 208,333       -0-          -0-           -0-       375,000        -0-         -0-

----------------------------------------------------------------------------------------------------------------------
    Mark Jensen,       2001    $ 151,500       -0-          -0-           -0-       150,000        -0-         -0-
  Secretary, Chief     2002    $ 170,000       -0-          -0-           -0-       200,000        -0-         -0-
 Technology Officer
----------------------------------------------------------------------------------------------------------------------

EXECUTIVE COMPENSATION

         Currently, we pay the following monthly salaries plus car allowances:
            o        Roger Butterwick - $18,750
            o        Mark Jensen - $14,166

         We reimburse all officers and directors for actual out-of-pocket expenses incurred on our behalf.

         We have no retirement, pension, profit sharing or medical reimbursement plans exclusively covering our officers and directors. A Company-sponsored 401(k) plan and major medical and dental health insurance coverage for all employees has been implemented.

                                   OPTION/SAR GRANTS IN LAST FISCAL YEAR
--------------------------------------------------------------------------------------------------------------------
                          NUMBER OF SECURITIES   % OF TOTAL OPTIONS/SARS
                           UNDERLYING OPTIONS/   GRANTED TO EMPLOYEES IN     EXERCISE OR BASE
NAME                        SARS GRANTED (#)          FISCAL YEAR              PRICE ($/SH)         EXPIRATION DATE
--------------------------------------------------------------------------------------------------------------------
Roger Butterwick             375,000(1)<F1>              15.4%                   $0.10                11/14/11
--------------------------------------------------------------------------------------------------------------------
Mark Jensen                  200,000 (2)<F2>              8.2%                   $0.10                11/14/11
--------------------------------------------------------------------------------------------------------------------

<F1>
(1) On November 14, 2001, we granted Mr. Butterwick an option for 375,000 shares, 225,000 of which vested upon their grant. The remainder of the options vest 50,000 on each anniversary of the grant date. The option is exercisable for five years from date of vesting.
<F2>
(2) On November 14, 2001, we granted Mr. Jensen an option for 200,000 shares, 80,000 of which vested upon their grant. The remainder of the options vest 40,000 on each anniversary of the grant date. The option is exercisable for five years from date of vesting.


                   AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
----------------------------------------------------------------------------------------------------------------------
                                                                        NUMBER OF SECURITIES
                                                                             UNDERLYING         VALUE OF UNEXERCISED
                          SHARES ACQUIRED ON                                UNEXERCISED             IN-THE-MONEY
         NAME                EXERCISE (#)        VALUE REALIZED ($)       OPTIONS/SARS AT         OPTIONS/SARS AT
                                                                        FISCAL YEAR END (#)     FISCAL YEAR END ($)
----------------------------------------------------------------------------------------------------------------------
                                                                            EXERCISABLE/            EXERCISABLE/
                                                                           UNEXERCISABLE           UNEXERCISABLE
----------------------------------------------------------------------------------------------------------------------
Roger Butterwick                  -0-                    -0-              450,000/425,000             -0-/-0-
----------------------------------------------------------------------------------------------------------------------
Mark Jensen                       -0-                    -0-               50,000/100,000             -0-/-0-
----------------------------------------------------------------------------------------------------------------------


         In addition to the stock options granted to Mr. Butterwick shown in the above table, stock options have also been granted to Mr. Butterwick in connection with loan guarantees. In addition, certain stock options were granted to Cambridge Management Associates, LLP, an entity controlled by Mr. Butterwick, that provided contracted financial services to our company prior to Mr. Butterwick becoming an officer, as described in Item 12 - "Certain Relationships and Related Party Transactions."

DIRECTORS' COMPENSATION AND COMMITTEES

         We pay each non-employee director $3,000 for his attendance at both the annual stockholders' meeting and annual directors' meeting, $1,000 to $2,000 for his attendance at each physical meeting of the board of directors, $750 for his attendance at each physical committee meeting, and $500 for his attendance at each telephonic meeting of the board of directors. We also reimburse them for their travel expenses incurred in connection with these meetings.

         We have the following committees of the board of directors:
   o Audit Committee, consisting of A. Marvin Strait (committee chairman), David G. Livingston and L. David Sikes.
   o Technical Committee, consisting of L. David Sikes (committee chairman) and James G. Kaiser.
   o Compensation Committee, consisting of R. Gary McCauley (committee chairman) and David G. Livingston.

STOCK OPTION PLAN

         On August 5, 1997, the shareholders adopted the 1997 Stock Option Plan, which provides for the grant of both incentive stock options and non-qualified options to eligible employees, officers, and directors. The option pool is adjusted annually at the beginning of each fiscal quarter to a number equal to 10% of the number of shares of common stock outstanding at the end of our last completed fiscal quarter. At March 31, 2002, the number of shares eligible pursuant to the plan was 5,858,436. The plan is administered by the compensation committee of the board of directors or, if there is no committee, by the board of directors. A registration statement on Form S-8 was filed on May 15, 2000 registering the underlying shares of the options granted. At March 31, 2002, 2,186,158 options had vested and were eligible for exercise at a total exercise price of $1,246,110.

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

         Options have been granted under this plan as follows:

         Balance, March 31, 1999........................    1,523,175
         Granted........................................    1,419,080
         Exercised......................................            0
         Cancelled/expired..............................      (25,000)
                                                         -------------
         Balance, March 31, 2000........................    2,917,255
         Granted........................................      554,474
         Exercised......................................     (362,925)
         Cancelled/expired..............................     (394,885)
                                                         -------------
         Balance, March 31, 2001........................    2,713,919
         Granted........................................    2,440,398
         Exercised......................................            0
         Cancelled/expired..............................   (2,145,167)
                                                         -------------
         Balance, March 31, 2002........................    3,009,150
                                                         =============

2000 EQUITY INCENTIVE COMPENSATION PLAN

         On November 29, 2000, the board of directors adopted the 2000 Equity Incentive Compensation Plan, which provides for granting stock options, stock appreciation rights, restricted and deferred stock, bonus stock, and other stock-based awards to officers, directors, employees, and independent contractors. Management and the board of directors determined that it was not in the best interest of the company to bring the adoption of the 2000 Equity Incentive Compensation Plan to a vote of the shareholders and, on November 14, 2001, the plan was recinded.

OTHER OPTIONS

In addition to the stock options granted under the 1997 stock option plan and 2000 equity incentive compensation plan, we have granted options as follows:

         Balance, March 31, 1999.......................    2,089,810
         Granted.......................................      465,000
         Exercised.....................................            0
         Cancelled/expired.............................     (300,000)
                                                        -------------
         Balance, March 31, 2000.......................    2,254,810
         Granted.......................................            0
         Exercised.....................................     (210,000)
         Cancelled/expired.............................      (75,000)
                                                        -------------
         Balance, March 31, 2001.......................    1,969,810
         Granted.......................................            0
         Exercised.....................................            0
         Cancelled/expired.............................   (1,094,810)
                                                        -------------
         Balance, March 31, 2002.......................      875,000
                                                        =============

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table provides beneficial stock ownership information as to the directors and certain executive officers individually and as a group, and the holders of more than 5% of our common stock as of June 28, 2002:

        NAME AND ADDRESS OF OWNER                   NUMBER OF SHARES OWNED(1)<F1>          PERCENT
        -------------------------                   -------------------------              -------

        Almond Investors, LLC                            18,025,261 (2)<F2>                 21.70%
        110 Colabaugh Pond Road
        Croton-on-Hudson, NY 10520

        John Charles Hakala                               9,291,639 (3)<F3>                 13.54%
        12873 W. Harvard Ave.
        Lakewood, CO 80228
        Eagle Capital Group LLC                           6,875,000 (4)<F4>                 9.43%
        2425 E. Camelback Rd., Suite 100
        Phoenix, AZ 85016

        Mark Moldenhauer                                  5,310,041 (5)<F5>                 7.91%
        14500 N. Northsight Blvd. #213
        Scottsdale, AZ 85260

        Red Rock Advisors Fund, LLC                         4,967,692                       7.52%
        1192 E. Draper Parkway, Suite 410
        Draper, UT 84020

        R. Gary McCauley                                  2,105,000 (6)<F6>                 3.14%

        A. Marvin Strait                                  1,020,000 (7)<F7>                 1.53%

        James Kaiser                                      1,005,000 (7)<F7>                 1.51%

        Roger L. Butterwick                                974,400 (8)<F8>                  1.46%

        L. David Sikes                                     647,000 (9)<F9>                  0.98%

        David Livingston                                  275,000 (10)<F10>                 0.42%

        Mark R. Jensen                                    200,000 (11)<F11>                 0.30%

        All officers and directors as a group             6,226,400(12)<F12>                8.99%
        (7 persons)

----------------

(1)<F1> Where persons listed on this table have the right to obtain additional shares of common stock through the exercise of outstanding options or warrants or the conversion of convertible securities within 60 days from June 28, 2002, these additional shares are deemed to be outstanding for the purpose of computing the percentage of common stock owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person. Percentages are based on 66,088,851 shares outstanding.

(2)<F2> Includes 16,961,753 shares issuable upon conversion of 7,894 shares of Series D preferred stock, assuming a conversion price of $0.04654 for the Series D preferred stock.

(3)<F3> Includes 2,541,000 shares issuable upon conversion of 846 shares of Series D Preferred Stock.

(4)<F4> Includes 6,750,000 shares issuable upon exercise of stock purchase warrant and stock options, including those stock options held by the principals of Eagle Capital Group LLC.

(5)<F5>  Includes 1,000,000 shares issuable upon exercise of stock purchase warrant.




(6)<F6> Includes 500,000 shares issuable upon exercise of stock purchase warrant and 450,000 shares issuable upon the exercise of options.

(7)<F7> Includes 250,000 shares issuable upon exercise of stock purchase warrant and 125,000 shares issuable upon the exercise of options.

(8)<F8> Includes 99,400 shares held of record by Cambridge Consulting Group, an entity controlled by Mr. Butterwick. Includes 875,000 shares issuable upon the exercise of options.

(9)<F9> Includes 124,000 shares issuable upon exercise of stock purchase warrant and 125,000 shares issuable upon the exercise of options.

(10)<F10>Includes 125,000 shares issuable upon exercise of options.

(11)<F11>Includes 200,000 shares issuable upon exercise of options.

(12)<F12>Includes 3,149,000 shares issuable upon exercise of stock purchase warrants and the exercise of options.


CHANGE OF CONTROL

         See Item 6. "Management's Discussion and Analysis or Plan of Operation
- Anticipated Trends and Plan of Operation" for a description of our proposed merger with Autodaq Corporation.

EQUITY COMPENSATION PLAN INFORMATION

                                                                                             Number of securities
                                                                                            remaining available for
                                Number of securities to be    Weighted average exercise      future issuance under
                                  issued upon exercise of       price of outstanding       equity compensation plans
                                   outstanding options,        options, warrants and         (excluding securities
Plan catagory                       warrants and rights                rights              reflected in column (a))
-------------                       -------------------                ------              ------------------------

Equity compensation plans
approved by security holders.            3,009,150                     $0.57                       2,043,576

Equity compensation plans not
approved by security holders                     0                         0                               0
                                         ---------                     -----                       ---------

            Total                        3,009,150                     $0.57                       2,043,576
                                         =========                     =====                       =========


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

         During the two years ended March 31, 2002, we entered into various lending arrangements involving officers, directors and other affiliated entities owned or controlled by officers, directors and other key personnel. At March 31, 2002 and 2001, the outstanding balances on these notes were $738,201 and $738,807, respectively. The total interest paid to these entities on all financing activities for the years ended March 31, 2002 and 2001 were $229,812 and $106,888, respectively. Total interest paid to these entities on all financing activities for discontinued operations was $0 and $699,288 for the fiscal years ended March 31, 2002 and 2001, respectively.

DATE OF
TRANSACTION      RELATED PARTY            TRANSACTION

03/31/01         Mark Moldenhauer         Secured promissory note for $402,000,
                                          12% interest per annum payable
                                          monthly, principal and interest due
                                          April 1, 2002, collateralized by all
                                          accounts receivable, inventory,
                                          equipment, and certain intangibles of
                                          AutoTradeCenter.com Inc., personally
                                          guaranteed by Roger L. Butterwick and
                                          John E. Rowlett, convertible at the
                                          option of the holder into common
                                          shares at the lesser of $0.375 per
                                          share or the average trading price of
                                          the common stock for the 30 trading
                                          days preceding conversion. Paid by a
                                          consolidated promissory note to Mark
                                          Moldenhauer and Pinnacle Financial
                                          Corporation dated July 19, 2001.

03/31/01         Pinnacle Financial       Secured promissory note for $336,807,
                 Corporation              12% interest per annum payable
                                          monthly, principal and interest due
                                          April 1, 2002, collateralized by all
                                          accounts receivable, inventory,
                                          equipment, and certain intangibles of
                                          AutoTradeCenter.com Inc., personally
                                          guaranteed by Roger L. Butterwick and
                                          John E. Rowlett, convertible at the
                                          option of the holder into common
                                          shares at the lesser of $0.375 per
                                          share or the average trading price of
                                          the common stock for the 30 trading
                                          days preceding conversion,
                                          subordinated to senior debt. Paid by a
                                          consolidated promissory note to Mark
                                          Moldenhauer and Pinnacle Financial
                                          Corporation dated July 19, 2001.

05/16/01         R. Gary McCauley         Promissory note for $150,000 and
                 (director)               subsequently increased to $200,000 on
                                          May 31, 2001, due upon receipt of and
                                          secured by specific trade accounts
                                          receivable, interest at 12% per annum.
                                          Principal balance reduced to
                                          approximately $50,000 on June 29,
                                          2001. Paid August 29, 2001.

07/16/01         R. Gary McCauley         Promissory note for $65,000, due upon
                 (director)               receipt of and secured by specific
                                          trade accounts receivable, interest at
                                          12% per annum. Paid August 29, 2001.

07/19/01         Mark Moldenhauer and     Consolidated promissory note for
                 Pinnacle Financial       $738,200, interest at 12% per annum
                 Corporation              payable monthly, principal payments of
                                          $25,000 per month for the months of
                                          November and December 2001, principal
                                          payments of $50,000 per month for
                                          January 2002 through May 2002, balance
                                          due June 30, 2002, subordinated to the
                                          first lien of Eagle Capital Funding,
                                          LLC. Paid by amended and restated note
                                          dated June 28, 2002.

06/28/02         Mark Moldenhauer         Promissory note for $814,252.71,
                                          interest at 12% per annum, interest
                                          only payable through December 31,
                                          2002, principal payments of $25,000
                                          per month for January 2003 through
                                          September 2003, balance due September
                                          30, 2003, secured by all assets of the
                                          company, subordinated to the note
                                          payable to Autodaq Corporation.

         AUTOMOTIVE DISPOSITION MANAGEMENT SERVICES, INC. As of December 29, 2000, we sold our interest in our land-based operations in Albuquerque, New Mexico; San Antonio, Texas; and Bend, Oregon to Automotive Disposition Management Services, Inc., an affiliated Arizona corporation ("Automotive Disposition"), in exchange for a 16% interest in Automotive Disposition. In addition, promissory notes for $1,200,000 owed to us by the land-based operations were assigned to Pinnacle Financial Corporation, a private company owned by Mr. Moldenhauer.

Pinnacle Financial Corporation in turn reduced the outstanding principal balance of our promissory note to Pinnacle by $1,200,000 and extended the principal installment, originally due December 31, 2000, to January 30, 2001. As of February 16, 2001, Automotive Disposition assumed a portion of the note owed to Pinnacle Financial Corporation. The remaining portion was paid with a new note to Pinnacle Financial Corporation in the amount of $366,200 due April 1, 2002. The older note due April 1, 2002 was paid with a consolidated note due June 30, 2002 and the consolidated note was amended with a new note to Mr. Moldenhauer due September 30, 2003.

         As described above, we originally acquired the New Mexico, Texas, and Oregon operations with earn-out agreements, which enabled the managers of these operations to earn shares and options if certain performance goals were met. We agreed to place a total of 805,465 shares of our common stock in escrow to satisfy, in full, our obligations under these agreements. For the year ended March 31, 2001, 59,177 shares were earned and issued to the appropriate party.

         In the first quarter of the fiscal year ended March 31, 2002, 430,675 of our common shares held in escrow for the management of our former subsidiary in Oregon were exchanged for 9% of our interest in Automotive Disposition Management thereby reducing our interest therein to approximately 7%. In January 2002, Auto Network Group of New Mexico, Inc. terminated its association with Automotive Disposition. In March 2002, we entered into a further agreement with the management of our former subsidiary in San Antonio and Automotive Disposition whereby we fixed the number of earn-out shares for San Antonio management at 261,034 for the three remaining years of our prior agreement with them, and cancelled 54,784 shares of common stock remaining in escrow. In addition, we received cash of $1,000 and returned to Automotive Disposition the shares representing the approximate 7% interest in Automotive Disposition. We no longer have any interest in Automotive Disposition.

         FUTURE TRANSACTIONS. All future affiliated transactions will be made or entered into on terms that are no less favorable to us than those that can be obtained from any unaffiliated third party. A majority of the independent, disinterested members of our board of directors will approve future affiliated transactions and forgiveness of loans.

         We believe that all loans made to affiliates by us meet the foregoing standard. All loans to affiliates made by us carry an interest rate of 12% per annum. This is the same interest rate paid by us on all notes payable to both affiliates and outside third parties.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

         The following exhibits are filed with this report:
REGULATION
S-B NUMBER                            DOCUMENT
   2.1 Agreement and Plan of Reorganization with Autodaq Corporation dated June 28, 2002 (1)
   3.1         Articles of Incorporation, as amended (2)
   3.2         Bylaws (2)
   4.1         Warrant to Purchase Common Stock Issued to Anthony & Company,
               Inc. (2)
   4.2 Statement Pursuant to Section 10-602 of The Arizona Business Corporation Act of AutoTradeCenter.com Inc. Regarding Series C Preferred Stock (3)
   4.3 Statement Pursuant to Section 10-602 of The Arizona Business Corporation Act of AutoTradeCenter.com Inc. Regarding Series D Preferred Stock (3)
   4.4 Statement Pursuant to Section 10-602 of the Arizona Business Corporation Act of AutoTradeCenter.com Inc. Regarding Series E Preferred Stock (4)
  10.1         Stock Option Plan (2)
  10.2 Amended and Restated Secured Promissory Note dated March 31, 2000 to Mark Moldenhauer (2)
  10.3 Amended and Restated Secured Promissory Note dated March 31, 2000 to Pinnacle Financial Corporation (2)
  10.4         Agreement with American Honda Finance (3)(5)
  10.5 Extension and Exchange Agreement with Pinnacle Financial Corporation dated December 29, 2000 (6)

REGULATION
S-B NUMBER                            DOCUMENT

  10.6         Motor Vehicle Remarketing  Agreement with American Suzuki Motor
               Corporation dated January 10, 2001 (5) (7)
  10.7         Letter agreement with Sutro & Co. Incorporated dated October 11,
               2000 (3)
  10.8         First Amendment to Motor Vehicle Remarketing Agreement with
               American Honda Finance Corporation (8)
  10.9         Secured Promissory Note to Mark Moldenhauer dated December 29,
               2000 (3)
  10.10        Secured Promissory Note to Mark Moldenhauer dated March 31, 2001
               (9)
  10.11        Secured Promissory Note to Pinnacle Financial Corporation dated
               March 31, 2001 (10)
  10.12        Promissory Note to R. Gary McCauley dated May 31, 2001 (11)
  10.13        Promissory Note to R. Gary McCauley dated July 16, 2001 (12)
  10.14        Amended and Restated secured Promissory Note to Mark Moldenhauer dated July 19, 2001 (13)
  10.15        Eagle Capital Group, LLC Pay-Off Agreement dated June 28, 2002
               (1)
  10.16        Amended and Restated secured Promissory Note and Subordination
               Agreement to Mark Moldenhauer dated June 28, 2002 (1)
  10.17        Autodaq loan agreement, security agreement, common stock warrants
               (1)
   21          Subsidiaries of the registrant (8)
   99          Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

--------------
(1) Incorporated by reference to Exhibit No. 2.1 filed to the Current Report on Form 8-K dated July 25, 2002 (File No. 333-78659).
(2) Incorporated by reference to the exhibits filed to the Registration Statement on Form S-1 (File No. 333-78659).
(3) Incorporated by reference to the exhibits filed to the registration statement on Form S-1 (File No. 333-37090).
(4) Incorporated by reference to Exhibit No. 4.6 to the Annual Report on Form 10-K for the year ended March 31, 2001 (the "1991 Form 10-K").
(5) Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
(6) Incorporated by reference to the exhibits filed to the current report on Form 8-K dated December 29, 2000 (File No. 333-78659).
(7)      Incorporated by reference to Exhibit No. 10.20 to the 1991 Form 10-K.
(8)      Incorporated by reference to Exhibit No. 10.22 to the 1991 Form 10-K.
(9)      Incorporated by reference to Exhibit No. 10.24 to the 1991 Form 10-K.
(10)     Incorporated by reference to Exhibit No. 10.25 to the 1991 Form 10-K.
(11)     Incorporated by reference to Exhibit No. 10.26 to the 1991 Form 10-K.
(12)     Incorporated by reference to Exhibit No. 10.27 to the 1991 Form 10-K.
(13)     Incorporated by reference to Exhibit No. 10.28 to the 1991 Form 10-K.


REPORTS ON FORM 8-K

     During the last quarter of the period covered by this report, no reports on Form 8-K were filed.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  AUTOTRADECENTER.COM INC.
                                  (Registrant)


Date:  August 13, 2002            By:      /S/ ROGER L. BUTTERWICK
                                     -------------------------------------------
                                        Roger L. Butterwick, President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               SIGNATURE                                 TITLE                                  DATE
                                         President, Chief Financial Officer,
                                         Treasurer and a director
/S/ ROGER L. BUTTERWICK                  (Principal Executive, Financial and                 AUGUST 13, 2002
------------------------------------     Accounting Officer)                              ---------------------
Roger L. Butterwick



/S/ JAMES KAISER                         Director                                            AUGUST 13, 2002
------------------------------------                                                      ---------------------
James Kaiser



/S/ DAVID LIVINGSTON                     Director                                             AUGUST 13, 2002
------------------------------------                                                      ----------------------
David Livingston


/S/ R. GARY MCCAULEY                     Director                                             AUGUST 13, 2002
------------------------------------                                                      ----------------------
R. Gary McCauley


/S/ L. DAVID SIKES                       Director                                             AUGUST 13, 2002
-----------------------------------------                                                 ----------------------
L. David Sikes



/S/ A. MARVIN STRAIT                     Director                                             AUGUST 13, 2002
------------------------------------                                                      ----------------------
A. Marvin Strait



                                NEFF + RICCI LLP
                   CONSULTANTS & CERTIFIED PUBLIC ACCOUNTANTS



                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
AutoTradeCenter.com, Inc. and Subsidiaries


We have audited the consolidated balance sheets of AutoTradeCenter.com, Inc. and Subsidiaries as of March 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended March 31, 2002, 2001, and 2000. These financial statements are the responsibility of AutoTradeCenter.com, Inc. and Subsidiaries' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AutoTradeCenter.com, Inc. and Subsidiaries as of March 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended March 31, 2002, 2001, and 2000 in conformity with accounting principles generally accepted in the United States of America.


/s/ NEFF + RICCI LLP

Albuquerque, New Mexico
April 24, 2002, except for Note Q and R, as to which the date is July 19, 2002.

                            AUTOTRADECENTER.COM INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                     ASSETS
                                                                                                      March 31,
                                                                                         ----------------------------------
                                                                                               2002              2001
                                                                                         ----------------   ---------------
Current assets:
   Cash                                                                                  $       334,669    $      209,068
   Accounts receivable - trade                                                                   295,067           224,298
   Accounts receivable - employees                                                                 1,500             8,535
   Prepaid loan fees                                                                              19,909                 -
   Prepaid expenses and other                                                                     35,662           164,882
   Assets from discontinued operations, net                                                       26,300            21,812
                                                                                         ----------------   ---------------
      Total current assets                                                                       713,107           628,595
                                                                                         ----------------   ---------------

Property and equipment, net                                                                      265,100           508,949
Software, net                                                                                  4,605,548         7,539,338
                                                                                         ----------------   ---------------
                                                                                               4,870,648         8,048,287
                                                                                         ----------------   ---------------
Intangible assets, net                                                                         1,390,528         1,590,700
                                                                                         ----------------   ---------------
      Total assets                                                                       $     6,974,283    $   10,267,582
                                                                                         ================   ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable - trade                                                              $       235,878    $      110,063
   Line of credit - Eagle Capital Group                                                          968,311                 -
   Long term debt - notes payable to related parties current portion                              75,000           200,000
   Accrued liabilities                                                                           283,499           135,976
                                                                                         ----------------   ---------------
      Total current liabilities                                                                1,562,688           446,039
                                                                                         ----------------   ---------------

Long term debt - notes payable to related parties                                                663,201           538,807
                                                                                         ----------------   ---------------

Stockholders' equity:
   Convertible preferred stock, Series C; $0.10 par value;
      398,700 shares authorized; 21,216 issued, and 11,016 and 11,118 outstanding in 2002 and 2001, respectively; liquidation preference
      $100.00 per share                                                                          924,828           914,828
   Convertible preferred stock, Series D; $0.10 par value;
      600,000 shares authorized; 31,824 issued, and 11,800 and 14,536 shares outstanding in 2002 and 2001, respectively; liquidation preference
      $100.00 per share                                                                        1,227,296           959,060
   Convertible preferred stock, Series E; $0.10 par value;
      1,300 shares authorized; 1,300 issued, and 1,300 and 0 outstanding
      in 2002 and 2001, respectively                                                                 130                 -
   Common stock, no par value; 100,000,000 shares authorized;
      59,678,125 and 40,954,759 shares issued and 59,462,575
      and 40,954,759 outstanding in 2002 and 2001, respectively                               29,964,441        24,944,750
Capital stock contra account                                                                  (1,373,264)                 -
Retained deficit                                                                             (25,716,800)      (17,814,138)
                                                                                         ----------------   ---------------
Total stockholders' equity                                                                     4,748,395         9,282,736
                                                                                         ----------------   ---------------
Total liabilities and stockholders' equity                                               $     6,974,283    $   10,267,582
                                                                                         ================   ===============



                See notes to condensed consolidated financial statements.

            AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            YEARS ENDED MARCH 31, 2002, 2001 AND 2000

                                                                        2002                2001                 2000
                                                                  ----------------     ---------------     ----------------
                                                                                          (RESTATED)           (RESTATED)
Revenue:
   Internet fees                                                  $     2,542,610      $      870,474      $       291,587
   Other                                                                   25,300                   -                    -
                                                                  ----------------     ---------------     ----------------
      Total revenues                                                    2,567,910             870,474              291,587
                                                                  ----------------     ---------------     ----------------

Cost of revenues:
   Salary and wages                                                       450,856             397,122                    -
   Other                                                                  415,536             325,304                    -
                                                                  ----------------     ---------------     ----------------
      Total cost of revenues                                              866,392             722,426                    -
                                                                  ----------------     ---------------     ----------------

      Gross profit                                                      1,701,518             148,048              291,587
                                                                  ----------------     ---------------     ----------------

Operating expenses:
   Sales and marketing                                                    626,464           1,127,899              295,065
   Product development                                                    208,403             411,058                    -
   General and administrative                                           1,601,536           1,469,297              559,468
   Depreciation and amortization                                        4,175,891           3,836,788              319,800
   Loss on disposal of impaired software                                   49,122           2,261,486                    -
                                                                  ----------------     ---------------     ----------------
      Total operating expenses                                          6,661,416           9,106,528            1,174,333
                                                                  ----------------     ---------------     ----------------

   (Loss) from operations                                              (4,959,899)         (8,958,480)            (882,746)
                                                                  ----------------     ---------------     ----------------

Other income (expense):
   Interest expense                                                      (229,812)           (106,888)             (63,456)
   Interest expense - warrants and additional stock issued             (2,678,621)                   -                    -
   Other expense                                                          (34,598)                   -                    -
   Other income                                                               268               4,999                    -
                                                                  ----------------     ---------------     ----------------
      Total other income (expense) - net                               (2,942,763)           (101,889)             (63,456)
                                                                  ----------------     ---------------     ----------------

   (Loss) from continuing operations                                   (7,902,662)         (9,060,369)            (946,202)
                                                                  ----------------     ---------------     ----------------

Discontinued operations:
   Loss from operations of land-based segment                                   -           (323,840)          (1,697,585)
   Loss from disposition of land-based segment                                            (2,339,445)                    -
                                                                  ----------------     ---------------     ----------------
                                                                                -         (2,663,285)          (1,697,585)
                                                                  ----------------     ---------------     ----------------

   (Loss) before income taxes                                          (7,902,662)        (11,723,654)          (2,643,787)

Income tax (expense) benefit:
   Continuing operations                                                        -                   -                    -
   Discontinued operations                                                      -                   -               56,034
                                                                  ----------------     ---------------     ----------------
                                                                                -                   -               56,034
                                                                  ----------------     ---------------     ----------------

Net (loss)                                                        $    (7,902,662)     $  (11,723,654)     $    (2,587,753)
                                                                  ================     ===============     ================

Basic (loss) per share:
   Continuing operations                                          $         (0.17)     $        (0.28)     $         (0.04)
   Discontinued operations                                        $            -       $        (0.08)     $         (0.08)

Diluted earnings (loss) per share:
   Continuing operations                                          $         (0.17)     $        (0.28)     $         (0.04)
   Discontinued operations                                        $            -       $        (0.08)     $         (0.08)

Weighted average shares number of common shares outstanding:
   Basic                                                               47,740,879          32,777,824           21,638,671
   Fully diluted                                                       47,740,879          32,777,824           21,638,671



            See notes to condensed consolidated financial statements.

                   AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000


                                             Series B,              Series C,               Series D,              Series E,
                                            Convertible            Convertible             Convertible            Convertible
                                          Preferred Stock        Preferred Stock         Preferred Stock         Preferred Stock
                                     ----------------------- ----------------------- ----------------------- -----------------------
                                        Shares      Amount      Shares      Amount      Shares      Amount      Shares     Amount
                                     ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Balance - March 31, 1999                 47,000  $  372,037           -  $        -           -  $        -           -  $        -

April 1999 - Exercise of stock
  options

December 1999 - Note payable
  converted into stock

January 2000 - Preferred stock
  conversion                            (47,000) $ (372,037)

February 2000 - Issued common
  shares for software development

February 2000 - Warrants conversion

February 2000 - Issued convertible
  Series C preferred stock                                       20,800   1,906,536

February 2000 - Issued convertible
  Series D preferred stock                                                               31,200   2,859,805

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

March 2000 - Effect of constructive
  dividend on convertible Series C
  preferred stock

March 2000 - Effect of constructive
  dividend on convertible Series D
  preferred stock

March 2000 - Fair value of stock
  options granted for the year ended

March 2000 - Issued restricted common
  shares for purchase of subsidiary

Net loss for the year ended March
  31, 2000
                                     ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Balance - March 31, 2000                      -  $        -      20,800  $1,906,536      31,200  $2,859,805           -  $        -
                                     =========== =========== =========== =========== =========== =========== =========== ===========


                                         Capital Stock
                                         Contra Account            Common Stock
                                        ---------------  ----------------------------------       Retained
                                              Amount           Shares           Amount             Deficit            Total
                                        ---------------  ----------------  ----------------  -----------------  -----------------
Balance - March 31, 1999                $            -       20,385,084    $     2,664,479   $      (125,452)    $     2,911,064

April 1999 - Exercise of stock
  options                                                       100,000            200,000                               200,000

December 1999 - Note payable
  converted into stock                                          314,475            314,475                               314,475

January 2000 - Preferred stock
  conversion                                                    543,515            372,037                                     -

February 2000 - Issued common
  shares for software development                                40,000             80,000                                80,000

February 2000 - Warrants conversion                             100,000             50,000                                50,000

February 2000 - Issued convertible
  Series C preferred stock                                                                                             1,906,536

February 2000 - Issued convertible
  Series D preferred stock                                                                                             2,859,805

March 2000 - Issued common shares for
  purchase of minority interest in
  subsidiary                                                  5,000,000          9,375,000                             9,375,000

March 2000 - Issued common shares for
  purchase of subsidiary                                      1,100,000          2,801,590                             2,801,590

March 2000 - Effect of constructive
  divident on convertible Series C
  preferred stock                                                                1,697,280        (1,697,280)                  -


March 2000 - Effect of constructive
  dividend on convertible Series D
  preferred stock                                                                1,680,000        (1,680,000)                  -

March 2000 - Fair value of stock
  options granted for the year ended                                               351,280                               351,280

March 2000 - Issued restricted common
  shares for the purchase of subsidiary                          69,535            193,401                               193,401

Net loss for the year ended March
  31, 2000                                                                                        (2,587,753)         (2,587,753)
                                        ---------------  ---------------  -----------------  -----------------  ------------------
Balance - March 31, 2000                $            -       27,652,609   $     19,779,542   $    (6,090,485)   $     18,455,398
                                        ===============  ===============  =================  =================  ==================


           See notes to condensed consolidated financial statements.

                   AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000


                                             Series B,              Series C,               Series D,              Series E,
                                            Convertible            Convertible             Convertible            Convertible
                                          Preferred Stock        Preferred Stock         Preferred Stock         Preferred Stock
                                     ----------------------- ----------------------- ----------------------- -----------------------
                                        Shares      Amount      Shares      Amount      Shares      Amount      Shares     Amount
                                     ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------

Balance forward from March 31,
  2000                                        -  $        -      20,800  $1,906,536      31,200  $2,859,805           -  $        -

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

July 2000 - Exercise of stock
  options

August 2000 - Exercise of stock
  options

September 2000 - Exercise of
  stock options

September 2000 - Issuance of
  shares for goodwill

September 2000 - Conversion
  of preferred shares                                            (8,200)   (751,615)

September 2000 - Conversion
  of preferred shares                                                                   (14,900) (1,365,740)

October 2000 - Exercise of stock
  options

October 2000 - Stock issued for
  services                                                                  (91,598)               (137,396)

January 2001 - Conversion of
  preferred shares                                                 (700)    (17,495)

January 2001 - Conversion of
  preferred shares                                                                       (1,000)    (47,532)

March 2001 - Conversion of
  preferred shares                                                                       (1,049)    (50,340)

March 2001 - Conversion of
  preferred shares                                               (1,000)   (100,000)

March 2001 - Shares issued for
  services                                                                  (21,000)                (31,500)

March 2001 - Shares issued
  upon exercise of options

March 2001 - Common shares
  sold pursuant to Private
  Placement

March 2001 - Options and
  warrants issued for services

March 2001 - Adjust Preferred
  shares for 2% bonus shares                                        218                     285
  issued -net

Net loss from discontinued
  operations for the year ended
  March 31, 2001

Net loss from continuing
  operations for the year ended
  March 31, 2001

Rounding
                                                                                                         (1)
                                     ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Balance - March 31, 2001                      -  $        -      11,118  $  924,828      14,536  $1,227,296           -  $        -
                                     =========== =========== =========== =========== =========== =========== =========== ===========


                                         Capital Stock
                                         Contra Account            Common Stock
                                        ---------------  ----------------------------------       Retained
                                              Amount           Shares           Amount             Deficit            Total
                                        ---------------  ----------------  ----------------  -----------------  -----------------

Balance forward from March 31,
  2000                                  $            -        27,652,609   $    19,779,542   $     (6,090,485)  $     18,455,398

April 2000 - Exercise of stock
  options                                                         10,000            10,000                                10,000

April 2000 - Issued common
  shares for purchase of
  subsidiary contingent on
  performance                                                          -                       -                               -

April 2000 - Issued common
  shares for purchase of
  subsidiary contingent on
  performance                                                          -                       -                               -

May 2000 - Note payable
  converted into stock                                         3,000,000                 300,000                         300,000

July 2000 - Exercise of stock
  options                                                        163,875                 124,792                         124,792

August 2000 - Exercise of stock
  options                                                          5,000                   4,375                           4,375

September 2000 - Exercise of
  stock options                                                   50,000                  22,500                          22,500

September 2000 - Issuance of
  shares for goodwill                                            266,667                  53,333                          53,333

September 2000 - Conversion
  of preferred shares                                            669,120                 751,615                               -

September 2000 - Conversion
  of preferred shares                                          1,838,741               1,365,740                               -

October 2000 - Exercise of stock
  options                                                        374,750                 317,583                         317,583

October 2000 - Stock issued for
  services                                                       134,683                 282,430                          53,436

January 2001 - Conversion of
  preferred shares                                                57,120                  17,495                               -

January 2001 - Conversion of
  preferred shares                                               357,143                  47,532                               -

March 2001 - Conversion of
  preferred shares                                               348,939                  50,340                               -

March 2001 - Conversion of
  preferred shares                                                81,600                 100,000                               -

March 2001 - Shares issued for
  services                                                        60,000                  52,500                               -

March 2001 - Shares issued
  upon exercise of options                                        19,300                  19,300                          19,300

March 2001 - Common shares
  sold pursuant to Private
  Placement                                                    5,865,212               1,452,487                       1,452,487

March 2001 - Options and
  warrants issued for services                                                           193,186                         193,186

March 2001 - Adjust Preferred
  shares for 2% bonus shares
  issued -net                                                                                                                  -

Net loss from discontinued
  operations for the year ended
  March 31, 2001                                                                                   (2,663,285)        (2,663,285)

Net loss from continuing
  operations for the year ended
  March 31, 2001                                                                                   (9,060,369)        (9,060,369)

Rounding


Balance - March 31, 2001                                                                                    1                  -
                                        ---------------  ----------------  ----------------  -----------------  -----------------
                                        $            -        40,954,759   $    24,944,750   $    (17,814,138)  $      9,282,736
                                        ===============  ================  ================  =================  =================

           See notes to condensed consolidated financial statements.

                   AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000


                                             Series B,              Series C,               Series D,              Series E,
                                            Convertible            Convertible             Convertible            Convertible
                                          Preferred Stock        Preferred Stock         Preferred Stock         Preferred Stock
                                     ----------------------- ----------------------- ----------------------- -----------------------
                                        Shares      Amount      Shares      Amount      Shares      Amount      Shares     Amount
                                     ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Balance forward from March 31,
  2001                                        -  $        -      11,118  $  924,828      14,536  $1,227,296           -  $        -

April 2001 - Stock issued
  pursuant to Private Placement

April 2001- Common shares
  and warrents issued for services

April 2001 - Conversion of
  preferred shares                                                                         (204)    (20,000)

April 2001 - Issuance of earn
  out shares

August 2001 - Conversion of
  preferred shares                                                                         (500)    (49,020)

August 2001 - Issuance of
  shares for directors fees

August 2001- Issue additional
  Common shares for Preferred
  C Holders

August 2001 - Issued convertible
  Series E Preferred stock                                                                                        1,300         130

August 2001 - Issued anti-
  dilution shares to Private
  Placement holders

September 2001 - Stock issued
  pursuant to Private Placement

September 2001 - Record
  purchase of stock - permanently
  retired

September 2001 - Additional
  paid in capital - Eagle

September 2001 - Contra
  accounts Eagle warrants

October 2001 - Stock issued
  pursuant to Private Placement

November 2001 - Conversion
  of preferred shares                                                                      (500)    (49,020)

December 2001 - Additional
  paid in capital - Eagle

December 2001 - Contra
  accounts Eagle warrants

January 2002 - Stock issued
  pursuant to Private Placement

January 2002 - Additional paid
  in capital - Eagle

January 2002 - Contra accounts
  Eagle warrants

January 2002 - Conversion of
  preferred shares                                                 (102)    (10,000)       (532)    (52,157)

February 2002 - Common
  shares issued for services

February 2002 - Contra
  accounts Eagle warrants

February 2002 - Stock issued
  pursuant to Private Placement

March 2002 - Common shares
  issued for services

March 2002 - Contra accounts
  Eagle warrants

March 2002 - Cost of Stock
  issued pursuant to Private
  Placement

March 2002 - Conversion of
  preferred shares                                                                       (1,000)    (98,039)

March 2002 - Issuance of earn
  out shares

March 2002 - Adust book
  shares to Transfer Agent total

Net loss from operations for the
  year ended March 31, 2002


                                     ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Balance - March 31, 2002                      -  $        -      11,016  $  914,828      11,800  $  959,060       1,300  $      130
                                     =========== =========== =========== =========== =========== =========== =========== ===========




                                         Capital Stock
                                         Contra Account            Common Stock
                                        ---------------  ----------------------------------       Retained
                                              Amount           Shares           Amount             Deficit            Total
                                        ---------------  ----------------  ----------------  -----------------  -----------------

Balance forward from March 31,
  2001                                  $            -        40,954,759   $    24,944,750   $    (17,814,138)  $      9,282,736

April 2001 - Stock issued
  pursuant to Private Placement                                  746,808           186,702                               186,702

April 2001- Common shares
  and warrents issued for services                                25,000            34,711                                34,711

April 2001 - Conversion of
  preferred shares                                               111,732            20,000                                     -

April 2001 - Issuance of earn
  out shares                                                      93,750            35,156                                35,156

August 2001 - Conversion of
  preferred shares                                               440,820            49,020                                     -

August 2001 - Issuance of
  shares for directors fees                                      510,000            51,000                                51,000

August 2001- Issue additional
  Common shares for Preferred
  C Holders                                                      538,560           112,721                               112,721

August 2001 - Issued convertible
  Series E Preferred stock                                                                                                   130

August 2001 - Issued anti-
  dilution shares to Private
  Placement holders                                            9,918,027         2,075,844                             2,075,844

September 2001 - Stock issued
  pursuant to Private Placement                                  450,000            45,000                                45,000

September 2001 - Record
  purchase of stock - permanently
  retired                                                       (215,550)          (30,177)                              (30,177)

September 2001 - Additional
  paid in capital - Eagle                                                        1,814,925                             1,814,925

September 2001 - Contra
  accounts Eagle warrants                   (2,014,838)                                                               (2,014,838)

October 2001 - Stock issued
  pursuant to Private Placement                                  350,000            35,000                                35,000

November 2001 - Conversion
  of preferred shares                                            732,600            49,020                                     -

December 2001 - Additional
  paid in capital - Eagle                                                            6,159                                 6,159

December 2001 - Contra
  accounts Eagle warrants                     (422,753)                                                                 (422,753)

January 2002 - Stock issued
  pursuant to Private Placement                                1,500,000           150,000                               150,000

January 2002 - Additional paid
  in capital - Eagle                                                                42,235                                42,235

January 2002 - Contra accounts
  Eagle warrants                               307,426                                                                   307,426

January 2002 - Conversion of
  preferred shares                                               764,482            62,157                                     -

February 2002 - Common
  shares issued for services                                      75,000             7,500                                 7,500

February 2002 - Contra
  accounts Eagle warrants                      367,998                                                                   367,998

February 2002 - Stock issued
  pursuant to Private Placement                                  520,000            52,000                                52,000

March 2002 - Common shares
  issued for services                                            555,000            67,478                                67,478

March 2002 - Contra accounts
  Eagle warrants                               388,903                                                                   388,903

March 2002 - Cost of Stock
  issued pursuant to Private
  Placement                                                                           (925)                                 (925)

March 2002 - Conversion of
  preferred shares                                             1,068,376            98,039                                     -

March 2002 - Issuance of earn
  out shares                                                     320,214            56,126                                56,126

March 2002 - Adust book
  shares to Transfer Agent total                                   2,997                                                       -

Net loss from operations for the
  year ended March 31, 2002                                                                        (7,902,662)        (7,902,662)
                                        ---------------  ----------------  ----------------  -----------------  -----------------
Balance - March 31, 2002                $   (1,373,264)       59,462,575   $    29,964,441   $    (25,716,800)  $      4,748,395
                                        ===============  ================  ================  =================  =================


           See notes to condensed consolidated financial statements.

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000


                                                                  2002               2001             2000
                                                            ---------------    ---------------   ---------------
Cash flows from operating activities:
  Net loss:
    From continuing operations                              $   (7,902,662)    $   (9,060,369)   $     (946,202)
    From discontinued operations of land-based segment                   -           (323,840)       (1,641,551)
    From disposition of land-based segment                               -         (2,339,445)                -
                                                            ---------------    ---------------   ---------------
                                                                (7,902,662)       (11,723,654)       (2,587,753)
                                                            ---------------    ---------------   ---------------
Adjustments to reconcile net (loss) to net cash provided
  by operating activities:
    Depreciation and amortization                                4,175,891          3,836,788           319,800
    Interest expense - warrants and additional stock             2,678,621                  -                 -
    Loss on disposal of impaired software                           49,122          2,261,486                 -
    Stock or stock options issued for services                     251,971            299,955           351,280
(Increase) decrease in:
  Net assets of discontinued operations                             (4,488)          1,001,354         1,257,062
  Accounts receivable                                              (63,734)          (232,834)            98,610
  Prepaid expenses and other current assets                        109,311           (54,610)         (105,006)
Increase (decrease) in:
  Accounts payable                                                 125,814            110,063          (24,712)
  Accrued liabilities                                              147,523            129,852          (44,599)
  Deferred income taxes                                                  -                  -           (7,010)
                                                            ---------------    ---------------   ---------------
    Net cash used in operating activities                         (432,631)        (4,371,600)         (742,328)
                                                            ---------------    ---------------   ---------------

Cash flows from investing activities:
  Purchase of property, equipment and software                    (847,808)        (1,552,232)         (420,365)
  Sale of property and equipment                                         -            428,542            45,945
                                                            ---------------    ---------------   ---------------
    Net cash used in investing activities                         (847,808)        (1,123,690)         (374,420)
                                                            ---------------    ---------------   ---------------

Cash flows from financing activities:
  Net proceeds from borrowings                                           -          (802,418)           158,393
  Proceeds from long term debt                                           -            200,000                 -
  Draws on line of credit - Eagle Capital Group                  1,519,536                  -                 -
  Repayments on line of credit - Eagle Capital Group              (551,225)                  -                 -
  Proceeds from issuance of convertible preferred stock                130                  -         4,766,341
  Proceeds from exercise of stock options                                -            498,550                 -
  Proceeds from issuance of common stock - net                     437,599          1,452,487           250,000
                                                            ---------------    ---------------   ---------------
    Net cash  provided by financings activities                  1,406,040          1,348,619         5,174,734
                                                            ---------------    ---------------   ---------------

Net change in cash                                                 125,601        (4,146,671)         4,057,986

Beginning cash balance                                             209,068          4,355,738           297,752
                                                            ---------------    ---------------   ---------------

Ending cash balance                                         $      334,669     $      209,067    $    4,355,738
                                                            ===============    ===============   ===============

Supplemental disclosures:
  Interest paid for discontinued operations                 $            -     $      690,853    $      887,094
                                                            ===============    ===============   ===============
  Interest paid for continuing operations                   $      119,870     $      106,888    $       63,456
                                                            ===============    ===============   ===============
  Income taxes paid                                         $            -     $            -    $        3,000
                                                            ===============    ===============   ===============
  Issuance of common stock for:
    Software                                                $            -     $            -    $   11,493,673
                                                            ===============    ===============   ===============
    Goodwill                                                $            -     $       53,333    $      246,724
                                                            ===============    ===============   ===============



            See notes to condensed consolidated financial statements.

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INCORPORATION AND NATURE OF BUSINESS

         AutoTradeCenter.com Inc. ("the Company") was incorporated pursuant to the laws of the State of Arizona on July 10, 1997 and began operations on September 22, 1997. In December 1998, the Company changed its name from Auto Network USA, Inc. to Auto Network Group, Inc. In April 1999, the Company again changed its name to AutoTradeCenter.com Inc. to more properly reflect its future direction as an Internet based wholesaler and remarketer of used automobiles. The wholesale automobile business principally involves activities related to redistributing used vehicles, typically acquired from franchised and independent auto dealers, lessors, banks and other finance companies and reselling them to other franchised and independent dealers. Prior to December 31, 2000 the Company engaged in these activities either as a fee-based service or as a principal. As a principal (land-based operations), the Company performed these services through independent wholesale brokers. Each broker bought, titled, and sold vehicles in the name of the Company. In November 2000, the Company decided to discontinue all of its wholesale land-based operations in order to concentrate efforts on remarketing used vehicles utilizing the Internet. Accordingly, it sold its wholesale land-based subsidiaries located in New Mexico, Texas, and Oregon on December 29, 2000, and transferred ownership of substantially all vehicles owned by its Scottsdale, Arizona operations on February 28, 2001 to certain of its former brokers.

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

RECLASSIFICATIONS

         Certain prior period amounts have been reclassified or restated to conform to the current year presentation.

USE OF ESTIMATES

         The  preparation of financial  statements in conformity with accounting
principles   generally  accepted  in  the  United  States  of  America  requires management to make estimates and assumptions that affect certain

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

reported amounts of assets and liabilities, and disclosures at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

CASH AND CASH ITEMS

         Cash and cash items include all highly liquid debt instruments purchased with a maturity of three months or less at the date of acquisition. At times, cash balances held at financial institutions were in excess of federally insured limits. No losses have been experienced by the Company.

DEPRECIATION METHOD

         Equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the assets estimated useful lives ranging from 3 to 10 years.

SOFTWARE CAPITALIZATION AND WEBSITE DEVELOPMENT COSTS

         The Company follows Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, in determining the amount of software costs developed in-house to be capitalized. The Company applies Emerging Issues Task Force 00-02, Accounting for Website Development Costs, in determining the amount of website development costs to be capitalized.

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

AMORTIZATION OF INTANGIBLES

         Goodwill and other intangibles are amortized on a straight-line basis over periods ranging up to 10 years. The Company periodically assesses the recoverability of the cost of its goodwill based upon a review of projected undiscounted cash flows of the related operating entity. These cash flow estimates are prepared and reviewed by management in connection with the Company's annual long-range planning process. As of March 31, 2002, there had been no write down of goodwill (See information regarding reclassification and restatement of goodwill- Note B).

         The Company intends to adopt Financial Accounting Standards Board Statement 142 "Goodwill and Other Intangible Assets," effective during its first quarter ending June 30, 2002. Management believes, that with its pending merger as disclosed in Note Q to these financial statements, that the Company may experience a resulting loss in value to this intangible asset of goodwill.

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

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):


EARNINGS (LOSS) PER SHARE

         Basic earnings (loss) per share have been computed based on the weighted average number of common shares outstanding. The computations for the years ending March 31, 2000 and 2001, exclude 430,465 shares held in escrow pending certain earn-out provisions. For the year ending March 31, 2002 agreement was reached on the earn-out provisions and the shares issued are included in the weighted number of shares outstanding. Basic and diluted earrings per share are the same for all years presented, as the Company reported losses for these years and a computation of fully diluted earnings would be anti-dilutive.

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

SEGMENT AND CONCENTRATION REPORTING

         The Company is required to report information about its operating segments, as well as related disclosures about products and services, geographic areas and major customers. At March 31, 2001, Internet remarketing is the Company's only operating segment. For the years ending March 31, 2002 and 2001, 84% and 100% respectively, of the Company's revenue was earned from its contract with American Honda Finance Corporation.

NOTE B - RECLASSIFICATION AND RESTATEMENT OF GOODWILL

         When the Company acquired NDSCo on March 31, 2000, $2,039,123 of the purchase price was allocated to goodwill. The goodwill was assigned a useful life of 10 years. Upon further consideration the Company reclassified and restated this amount from goodwill to cost of software to more succinctly categorize the nature of the assets purchased. During the quarter ended December 31, 2000, as a result of the changes in its business plan including the disposition of its dealer-to-dealer land based business, the Company further determined that it could no longer estimate the useful life, if any, of this software. Accordingly, the carrying cost of this asset was considered impaired and written off in full during the year ended March 31, 2001.

         When the Company acquired the remaining 45% minority interest of BTC on March 23, 2000, $9,374,550 of the purchase price was allocated to goodwill with an estimated life of 10 years. Upon further consideration, the Company reclassified and restated this amount from goodwill to cost of software to more succinctly categorize the nature of the assets purchased. Effective for the year ended March 31, 2000, the Company changed its estimate of the useful life of this asset from 10 years to 3 years.

         The reclassified and restated consolidated balance sheet at March 31, 2000, and the consolidated and condensed statements of operation for the years ended March 31, 2000 and 2001, reflects both of these reclassifications and restatements.

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

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


NOTE D - ACCOUNTS RECEIVABLE

Accounts  receivable  consist  of  the  following:  (No  allowance  for doubtful
accounts   is  considered   necessary  since   all  accounts  are  deemed  fully
collectible.)
                                                            March 31,
                                                --------------------------------
                                                      2002             2001
                                                      ----             ----
  Trade accounts receivable                        $ 295,067        $ 224,298
  Due from employees                                   1,500            8,535
                                                     -------          -------
                                                   $ 296,567        $ 232,833
                                                     =======          =======


NOTE E - PROPERTY AND EQUIPMENT

  Property and equipment consist of the following:

                                                                                           March 31,
                                                               DEPRECIATION     ------------------------------
                                                                LIFE/METHOD              2002            2001
                                                                -----------              ----            ----
  Computers and equipment                                        3 years/SL       $   712,689     $   739,638
  Furniture and fixtures                                         7 years/SL            62,072          62,072
  Leasehold improvements                                         5 years/SL             6,200           6,300
                                                                                      --------        --------
                                                                                      780,961         808,110
  Less accumulated depreciation                                                      (515,861)       (299,061)
                                                                                     ---------       ---------
                                                                                  $   265,100     $   508,949
                                                                                      ========        ========

  Software and Website programming consist of the following:
    Software/systems design                                      3 years/SL       $11,633,524     $10,804,765
    Less accumulated amortization                                                  (7,027,976)     (3,265,427)
                                                                                   -----------     -----------
                                                                                  $ 4,605,548     $ 7,539,338
                                                                                   ===========     ===========

         The Company, in its fiscal year ended March 31, 2001, recorded an impairment loss of $2,261,486 on the disposal of software acquired when the Company purchased all of the outstanding common stock in NDSCo. This software provides dealer-to-dealer Internet trading for the exchange of used automobiles and is not included in the Company's current business plan which is focused on the remarketing of off-lease and program vehicles.

         The Company, in its fiscal year ended March 31, 2002, charged an impairment loss of $49,122 on the disposal of software previously acquired since it was determined that it had no future value to the Company and its activities.

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE  F - GOODWILL AND INTANGIBLES

                                                                                             March 31,
                                                               AMORTIZATION     ---------------------------------
                                                                LIFE/METHOD                 2002            2001
                                                                -----------                 ----            ----
  Goodwill and intangibles                                                           $ 1,987,511     $ 1,988,612
  Less accumulated amortization                                 10 years/SL             (596,983)       (398,912)
                                                                                      ----------       ---------
                                                                                     $ 1,390,528     $ 1,590,700
                                                                                      ==========       =========


NOTE G - LONG-TERM DEBT AND NOTES PAYABLE:

RELATED PARTY AND AFFILIATES:                                                             2002            2001
-----------------------------                                                             ----            ----
     o   Notes  payable to former  officer  and  director,  12% annual  interest
         payable   monthly,   collateralized   by  all   accounts   receivable,
         inventory,  equipment and certain  intangibles  due April 1, 2002. The note can be  accelerated  if  either  Roger L.  Butterwick  or John E.
         Rowlett  ceases to be an officer or director.  The note is  guaranteed by Mr.  Butterwick  and  Mr.  Rowlett  as  individuals.  The  note  is convertible  at the option of the  holder  into  common  shares of the
         Company  at the  lesser of $0.375  per  share or the  average  trading
         price of such  common  shares for 30  previous  trading  days prior to       $         0     $   402,000
         conversion.
     o   Note payable to an entity  controlled by a former  officer and director of the Company,  12% annual interest payable  monthly,  collateralized
         by  all  accounts  receivable,   inventory,   equipment,  and  certain
         intangibles  due April 1, 2002  This  note is  subordinated  to senior debt and can be accelerated  if either Roger L.  Butterwick or John E.
         Rowlett cease to be an officer or director.  The note is guaranteed by
         Mr.   Butterwick  and  Mr.  Rowlett  as   individuals.   The  note  is
         convertible  at the option of the  holder  into  common  shares of the
         Company  at the  lesser of $0.375  per  share or the  average  trading price of such  common  shares for 30  previous  trading  days prior to
         conversion.                                                                            0          336,807
     o   Note  payable to a former  officer and  director,  12% annual  interest payable monthly, collateralized by all accounts receivable, inventory, equipment and certain intangibles, and is due June 30, 2002. The security interest is subordinated to the first lein of Eagle Capital
         Group, LLC. The note is convertible at the option of the holder into common shares of the Company at $0.10 per share. The Company also issued a warrant to the holder to purchase one share of the Company's common stock for every two shares of common stock received upon conversion. The note is guaranteed by Mr. Butterwick. This note has
         been restated and amended (see Note Q - Subsequent events)                       738,201                0
                                                                                          -------          --------
Total notes payable                                                                       738,201          738,807
Less long-term portion of notes payable                                                  (663,201)        (538,807)
                                                                                       -----------       ----------
Notes payable-current portion  (see Note Q - Subsequent events)                       $    75,000       $  200,000
                                                                                       ===========       ==========

         On May 16, 2001 a Director of the Company loaned the Company $150,000. On May 31, 2001, the note was rewritten and increased to $200,000 and is due upon the Company's receipt of specific trade accounts receivable The note bears interest at the rate of 12% per annum and is secured by specific trade accounts receivable. On July 16, 2001, this director loaned the Company an additional $65,000 under a new note with the same terms and conditions as the original note. Subsequent principal payments have reduced the balances

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE G - LONG-TERM DEBT AND NOTES PAYABLE (CONTINUED):

due at July 26, 2001 on both notes to approximately $150,000. As part of the financing arangement with Eagle Capital Group, LLC as described below, the due dates of the notes were extended until September 30, 2001. These notes were paid on August 29, 2001.

LINE OF CREDIT - EAGLE CAPITAL GROUP, LLC:                                                2002            2001
------------------------------------------                                                ----            ----
     o   A $1,300,000 line of credit,  12% annual interest payable  monthly, due
         June 30, 2002.  The  Company paid  a commitment  fee of  $13,000 and is obligated to pay a 1% facility use fee of up  to $13,000  each quarter.
         The line of credit is  secured by  all assets including but not limited to  furniture, fixtures, leasehold improvements, personal property, and intellegtual  property.  The  Company is  also  required to pay monthly principal payments of not less that 5% of  the outstanding loan balance
         each month. (See 1. below and also Note Q - Subsequent events)                $ 968,311      $        -
                                                                                         =======        ========

1. The loan is convertible into common stock of the Company at any time up to 90 days after the due date, including any extensions, at the rate of $0.10 per share. This right was terminated on June 28, 2002 (see Note Q - Subsequent events). In addition, the Company issued a warrant to Eagle that allows Eagle to purchase, for a period of up to five years, up to 6,500,000 shares of Common Stock at an exercise price of $0.125 per share. Had the Company prepaid the loan in full prior to December 31, 2001, the Company would have been required to issue to Eagle 1,500,000 shares of Common Stock as consideration.

         In addition, the Company issued to Eagle 1,300 shares Series E Preferred Stock, at a par value of $0.10 per share. The Series E Preferred Stock grants Eagle the right to vote an equivalent of 13,000,000 common shares. Eagle was provided two representatives on the Company's board of directors. As of June 28, 2002, the Series E Preferred Stock was redeemed resulting in the termination of the voting rights and the two Eagle representatives resigned from the Company's board of directors. (See Note Q - Subsequesnt Events.)

         Also, as additional consideration given for the line of credit, the Company entered into a Facilities Use and Administrative Services Agreement with Eagle for the use of office facilities, technical engineers, marketing, accounting, and other management services that may vary from time to time. The fee for these services was $264,000 during the year ended March 31, 2002.

         As a result of this transaction, the Company was required to reset the pricing of the units sold in February through April, 2001. The additional shares of Common Stock issued to private placement investors was 9,918,027 and the additional warrants were 4,959,013 exercisable at $0.125 per share.


NOTE H - FAIR VALUE OF FINANCIAL INSTRUMENTS

         The methods and assumptions used to estimate the fair value of each class of financial instrument are as follows:

CASH AND CASH EQUIVALENTS, RECEIVABLES, AND ACCOUNTS PAYABLE

         The carrying amount approximates fair value due to the short-term maturity of these instruments.

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE H - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED):

LONG-TERM DEBT

         The fair value of long-term debt was based upon market prices where available or current borrowing rates available for financing with similar terms and maturities.

                                                                       MARCH 31,
                                           ------------------------------------------------------------------
                                                        2002                              2001
                                           -------------------------------- ---------------------------------
                                                                 CARRYING                      CARRYING
                                             FAIR VALUE            VALUE         FAIR VALUE      VALUE
Cash and cash equivalents                      $334,669          $334,669         $209,068      $209,068

Notes payable and line of credit             $1,706,512        $1,706,512         $738,807      $738,807


NOTE I - INCOME TAXES

The income tax provision (benefit) shown in the consolidated income statement is detailed for each year.

                                                                    MARCH 31,
                                             -------------------------------------------------
                                                   2002             2001             2000
                                                   ----             ----             ----
Currently payable (receivable):
       Federal                                  $       -        $       -      $  (38,459)
       State                                            -                -         (10,565)
                                                 --------         --------       ----------
       Total currently payable                          -                -         (49,024)
                                                 --------         --------       ----------
Deferred:
       Federal                                          -                -          (5,105)
       State                                            -                -          (1,905)
                                                 --------         --------       ----------
       Total deferred                                   -                -          (7,010)
                                                 --------         --------       ----------
Total                                           $       -        $       -      $  (56,034)
                                                 ========         ========       ==========

         The income tax provision (benefit) for continuing operations varied from the federal statutory rate as follows for each year.

                                                                                 MARCH 31,
                                                             -------------------------------------------------
                                                                  2002            2001             2000
                                                                  ----            ----             ----
U.S. Statutory rate                                                 -34%            -34%             -34%
State income taxes, net of federal income tax benefit                -8%             -8%              -8%
Valuation allowance                                                  42%             42%              39%
                                                                     ---             ---              ---
                                                                      0%              0%               3%
                                                                     ===             ===              ===

         The Company has a federal tax loss carryforward of approximately $9,736,000 of which approximately $809,000 expires in 2020, $4,750,000 in 2021, and $4,177,000 in 2022.

         The following summarizes the tax effects of the significant temporary differences which comprise the deferred tax asset or liability for each year.

                                                                                 MARCH 31,
                                                             -------------------------------------------------
                                                                  2002            2001             2000
                                                                  ----            ----             ----
Bad debt reserve                                             $         -     $         -      $   439,307
Other                                                                  -               -                -
Net operating loss carryforward                                4,177,000       4,750,000          809,000
                                                               ---------      ----------          -------
Net deferred tax asset (liability)                             4,177,000       4,750,000        1,248,307

Valuation allowance                                           (4,177,000)     (4,750,000)      (1,248,307)
                                                              -----------     -----------      -----------
Net deferred income tax (liability)                          $         -     $         -      $         -
                                                              ===========     ===========      ===========

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

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

         The computation of basic and dilutive earnings per common share follows:

                                                                            YEAR ENDED MARCH 31,
                                                             -----------------------------------------------
                                                                  2002            2001             2000
                                                                  ----            ----             ----
Income (loss) available to common stockholders:
Continuing operations-basic and diluted                      $  (7,902,662)  $  (9,060,369)   $    (946,202)
Discontinued operations                                                 -       (2,663,285)      (1,641,551)
                                                             -----------------------------------------------
                                                             $  (7,902,662)  $ (11,723,654)   $  (2,587,753)
------------------------------------------------------------------------------------------------------------
============================================================================================================

Weighted average number of common shares
outstanding - basic                                             47,740,879      32,777,824       21,638,671

Weighted average number of common shares
outstanding - diluted                                           47,740,879      32,777,824       21,638,671
------------------------------------------------------------------------------------------------------------
============================================================================================================

Basic (loss) per common share:
  Continuing operations                                      $       (0.17)  $       (0.28)   $       (0.04)
  Discontinued operations                                    $          -    $       (0.08)   $       (0.08)

Dilited (loss) per common share
  Continuing operations                                      $       (0.17)  $       (0.28)   $       (0.04)
  Discontinued operations                                    $          -    $       (0.08)   $       (0.08)


         The effects of convertible debt and preferred stock along with the stock options and warrants have not been included in the calculation of diluted earnings per share for the years ended March 31, 2002, 2001, and 2000 because they are anti-dilutive.

         As described in Notes G, M, and Q, the Company has convertible debt, contingently issuable stock, options, warrants and convertible preferred stock.


NOTE K - COMMITMENTS AND CONTINGENCIES

         The Company leases a facility in Scottsdale, Arizona from an unrelated third party under an operating lease expiring September 30, 2002 at an annual cost of $87,737. The lease requires the Company to pay all maintenance, insurance, and taxes on the leased property. A lease in Denver, Colorado was terminated in August 2001.

         The  future  minimum  lease  payments   required  under  the  remaining
operating lease is $43,868 for the year ended March 31, 2003.

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE K - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         The Company sub-leases a portion of its former land-based Scottsdale facility to two unrelated third parties. One of the sub-leases is a $3,000 month-to-month rental. The other third party's sub-lease is a non-cancelable agreement that expires on September 30, 2002 and calls for annual rentals of $62,064. Neither of these sub-leases have been used to reduce the Company's minimum annual operating lease obligation as stated above. Rental expense was $244,541, $435,938, and $192,296 for the years ended March 31, 2002, 2001, and
2000 respectively.

         See Note Q - Subsequent events for discussion regarding sub-lease.

         The Company and certain of its subsidiaries have been named as defendants in various claims, complaints and other legal actions arising in the normal course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect upon the financial condition, results of operations or cash flows of the Company.


NOTE L - BUSINESS ACQUISITIONS

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

         Please refer to Notes B and E for information regarding the reclassification to software of the excess paid over book-value for the NDSCo Common stock. Subsequent to the reclassification, the Company determined that this software is impaired, and accordingly has charged the remaining unamortized balance to expense.

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

AUTOTRADECENTER REMARKETING SERVICES INC. & WALDEN REMARKETING SERVICES, INC. ("WALDEN REMARKETING")


         On March 31, 1999, the Company acquired Walden Remarketing, a Minnesota corporation, by issuing the shareholders of Walden Remarketing a total of 2,050,000 restricted shares of common stock, cash of $125,000, and a promissory note in the principal amount of $425,000. The Company valued the common stock at its estimated fair market value of $0.71 per share or $1,450,000. The promissory note accrues interest at the rate of 12% per annum and requires the Company to make 18 equal monthly payments of principal and interest beginning May 1, 1999.

NOTE L - BUSINESS ACQUISITIONS  (CONTINUED):

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

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002



NOTE M - STOCKHOLDERS' EQUITY

COMMON STOCK

         On July 10, 1997 (inception) the Company issued 9,000,000 shares of no-par value common stock for $30,000 to its founders. In December 1997, the Company sold 1,002,500 common shares for $25,062 pursuant to Rule 503 of Regulation D under the Securities Act of 1933 (commonly referred to as a "504 offering").

         On March 31, 2001, the Company, in a private placement, sold 5,865,212 units at $0.25 per unit. Each unit consists of one share of no par common stock and one warrant (expiring March 31, 2006) enabling the warrant holder to acquire one share of common stock at $0.3125 per share, for each two warrants tendered. Subsequent to March 31, 2001, an additional 746,808 units were sold, under similar terms. The private placement subscription agreement contains an anti-dilution provision.

         During the year ended March 31, 2002, the Company issued an additional 2,820,000 shares in the private placement referred to in the preceeding paragraph at $0.10 per share. As a result of the transaction with Eagle Capital Group LLC, the Company was required to reset the pricing of the units sold in March 2001 and April 2001. The anti-dilution clause contained in the Private Placement required the Company to issue 9,918,027 shares of its common stock and 4,959,013 additional stock purchase warrants exercisable at $0.125 per share.

         During the year ended March 31, 2002, the Company also issued 1,578,964 shares of common stock for services valued at $251,971 and cancelled 54,784 shares of previously issued common being held in escrow pursuant to an earn-out agreement with the principals of AutoGroup of San Antonio, Ltd. that were un-earned.

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

         As of May 31, 2002, all of the Preferred Series C had been converted into common stock.

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

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE M - STOCKHOLDERS' EQUITY (CONTINUED):

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

         On June 26, 2002, the Company entered into an agreement with the sole remaining holder of Preferrred Series D, whereby the holder agreed to fix the conversion price into common shares at $0.04654 per share. (See Note Q - Subsequent Events).

STOCK OPTION PLANS

1997 STOCK OPTION PLAN:

         On August 5, 1997, the shareholders of the Company adopted the 1997 Stock Option Plan ("Plan"), which provides for the granting of both incentive stock options and non-qualified options to eligible employees (including independent wholesale brokers), officers, and directors of the Company.
Initially, a total of 1,000,000 shares of common stock were reserved for issuance pursuant to the exercise of stock options under this Plan (the "Option Pool"). The Option Pool is adjusted annually on the beginning of the Company's fiscal year to a number equal to 10% of the number of shares of common stock of the Company outstanding at the end of the Company's last completed fiscal quarter, or 1,000,000 shares, whichever is greater. For the fiscal years' beginning April 1, 2000, April 1, 2001, and April 1, 2002 the Option Pool was 2,765,261, 4,095,476 and 5,966,258 shares, respectively. The Plan is administered by the Compensation Committee of the Board of Directors or, if there is no Committee, by the Board of Directors.

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

         The following  table  reflects  activities in the Company's 1997 Option
Plan:

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE M - STOCKHOLDERS' EQUITY (CONTINUED):


                                                   Options         Weighted Average         Options
                                                 Outstanding       Price Per Share        Exercisable
                                             --------------------------------------------------------------
Balance, March 31, 1999                           1,523,175             $ 0.87               375,000
                                                                                             =======
     Granted                                      1,419,080               1.50
     Exercised                                                              -
     Cancelled/Forfeited                            (25,000)              0.15
                                                 -----------             -----
Balance, March 31, 2000                           2,917,255               1.50             2,139,755
                                                                                           =========
     Granted                                        554,474               2.38
     Exercised                                     (412,925)              0.79
     Cancelled/Forfeited                           (397,535)              1.25
                                                 -----------             -----
Balance, March 31, 2001                           2,661,269               1.47             2,606,729
                                                                                           =========
     Granted                                      2,440,398               0.10
     Exercised                                        -                     -
     Cancelled/Forfeited                         (2,092,517)              1.21
                                                 -----------             -----
Balance, March 31, 2002                           3,009,150             $ 0.57             2,186,158
                                                 ===========            ======             =========

         These shares vest according to length of service provided that the recipient is still employed by the Company or under contract pursuant to a work-for-hire agreement as of the vesting date. The vesting period for options issued to brokers who were performing services for the Company at the time of its disposition of land-based operations remain unchanged. The option prices range from $0.10 to $3.16.

2000 EQUITY INCENTIVE COMPENSATION PLAN:

         On November 29, 2000, the board of directors adopted the 2000 Equity Incentive Compensation Plan, which provides for granting stock options, stock appreciation rights, restricted and deferred stock, bonus stock, and other stock-based awards to officers, directors, employees, and independent contractors. In November 2001, the board of directors recinded the plan.

OTHER STOCK OPTION DISCLOSURES:

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

         Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following average assumptions:

                                                               Year ended March 31,
                                          ----------------------------------------------------------------
                                                  2002                 2001                  2000
                                          ----------------------------------------------------------------
Expected dividend yield                          0.00%                 0.00%                0.00%
Risk free interest rate                          2.10%                 5.74%                6.02%
Expected volitility                               99%                   168%                 166%
Expected life (in months)                         22                    16                    32

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE M - STOCKHOLDERS' EQUITY (CONTINUED):

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of the Company's options. The weighted average estimated fair value of employee stock options granted during the years ending March 31, 2002, 2001 and 2000 were $0.10, $1.07, and $0.80 per share, respectively.

                                                                        Year ended March 31,
                                                    --------------------------------------------------------------
                                                           2002                  2001                 2000
                                                    --------------------------------------------------------------
Net income (loss) as reported under APB 25:
     Continuing operations                            $  (7,902,662)        $  (9,060,369)      $    (946,202)
     Discontinued operations                                      -            (2,663,285)         (1,641,551)
                                                       -------------          ------------        ------------
                                                      $  (7,902,662)        $ (11,723,654)      $  (2,587,753)
                                                       =============          ============        ============

Net income (loss) pro forma under SFAS 123:
     Continuing operations                            $  (7,971,311)        $ (10,712,316)      $  (1,578,305)
     Discontinued operations                                      -            (2,663,285)         (2,075,079)
                                                       -------------          ------------        ------------
                                                      $  (7,971,311)        $ (13,375,601)      $  (3,653,384)
                                                       =============          ============        ============

Basic net income (loss) per common share as
reported under APB 25:
     Continuing operations                               $ (0.17)              $ (0.28)             $ (0.04)
     Discontinued operations                                   -                 (0.08)               (0.08)
                                                          -------                ------               ------
                                                         $ (0.17)              $ (0.36)             $ (0.12)
                                                          =======                ======               ======

Diluted net income (loss) per share as reported
under APB 25:
     Continuing operations                               $ (0.17)              $ (0.28)             $ (0.04)
     Discontinued operations                                   -                 (0.08)               (0.08)
                                                          -------                ------               ------
                                                         $ (0.17)              $ (0.36)             $ (0.12)
                                                          =======                ======               ======

Basic net income (loss) per share - pro forma
under SFAS 123:
     Continuing operations                               $ (0.17)              $ (0.33)             $ (0.07)
     Discontinued operations                                   -                 (0.08)               (0.10)
                                                          -------                ------               ------
                                                         $ (0.17)              $ (0.41)             $ (0.17)
                                                          =======                ======               ======

Diluted net income (loss) per share - pro forma
under SFAS 123:
     Continuing operations                               $ (0.17)              $ (0.33)             $ (0.07)
     Discontinued operations                                   -                 (0.08)               (0.10)
                                                          -------                ------               ------
                                                         $ (0.17)              $ (0.41)             $ (0.17)
                                                          =======                ======               ======

Outstanding shares:
     Basic                                               47,740,879            32,777,824          21,638,671
     Fully diluted                                       47,740,879            32,777,824          21,638,671


                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE M - STOCKHOLDERS' EQUITY (CONTINUED):


OTHER STOCK OPTIONS

         The Company has also granted stock options to other third parties as part of the issuance of stock, debt and in business acquisitions. Some options vest according to various agreed upon conditions; while others vested on the date granted. Following is a table reflecting activities regarding other stock options:

                                                           Options        Weighted  Average         Options
                                                         Outstanding       Price Per Share        Exercisable
                                                      ---------------------------------------------------------
Balance, March 31, 1999                                   2,089,810            $ 1.16
     Granted                                                465,000              1.43
     Exercised                                                -                  -
     Cancelled/forfeited                                   (300,000)             3.50
                                                         -----------             ----
Balance, March 31, 2000                                   2,254,810              0.88              2,254,810
                                                                                                   =========
     Granted                                                  -                  -
     Exercised                                             (210,000)             1.00
     Cancelled/forfeited                                    (75,000)             2.56
                                                         -----------             ----
Balance, March 31, 2001                                   1,969,810              0.80              1,969,810
                                                                                                   =========
     Granted                                                  -                  -
     Exercised                                                -                  -
     Cancelled/forfeited                                 (1,094,810)             1.02
                                                         -----------             ----
Balance, March 31, 2002                                     875,000            $ 0.53               875,000
                                                         ===========             ====               =======

         The fair value of the options issued during the years ended March 31, 2002, 2001 and 2000 was determined using the Black-Scholes option pricing model. For the year ended March 31, 2000 options granted for services were valued at $351,280. No other options were granted for the years ended March 31, 2001 and 2002.


NOTE N - RELATED PARTY TRANSACTIONS

         The Company has entered into various lending arrangements with officers, directors and other affiliated entities owned or controlled by officers, directors and other key personnel of the Company. As more fully detailed in Note G, at March 31, 2002, March 31, 2001 and March 31, 2000 the outstanding balance on these notes was $738,201, $738,807, and $528,807, respectively. The total interest paid to these entities on all financing activities for the years ended March 31, 2002, 2001, and 2000 was $0, $106,888, and $63,456, respectively. At March 31, 2002, the Company has accrued but not paid $73,906 of interest due on the related party debt.

         The outstanding balances on related party notes respecting discontinued operations were $0, $0, and $5,166,821 at March 31, 2002, 2001, and 2000,
respectively. Total interest paid to these entities on all financing activities for discontinued operations was $0, $699,288, and $704,665 for the years ended March 31, 2002, 2001, and 2000, respectively.


NOTE O - CONCENTRATIONS

         Remarketing  off-lease  and  program  vehicles,   primarily  using  the
Internet, represents the Company's primary business segment. For the years ending March 31, 2002 and 2001, 84% and 100% respectively, of the Company's revenue was earned from its contract with American Honda Finance Corporation.

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE P - LEGAL PROCEEDINGS

         The Company and certain of its subsidiaries have been named as defendants in various claims, complaints and other legal actions arising in the normal course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect upon the financial condition, results of operations or cash flows of the Company.


NOTE Q - SUBSEQUENT EVENTS

COMMITMENTS

         Effective May 15, 2002 the Company entered into a sub-lease with an independent third party through March 30, 2004 for approximately 7,000 square feet of office space loacted in Mesa, Arizona. The monthly payments are $10,886 per month for a total commitment of $114,303 and $130,632 for the years ending March 31, 2003 and 2004, respectively. In addition, the Company leased furniture from the sub-lessor of the office space for $380 per month expiring with the termination of the sub-lease. The total commitment of this furniture lease is $3,990 and $4,560 for the years ending March 31, 2003 and 2004, respectively.

PREFERRED STOCK SERIES C, D AND E

         On May 29, 2002 and May 31, 2002, investors holding 11,016 shares of the Company's Preferred Series C stock exercised their right to convert their preferred stock holdings into 1,668,639 shares of common stock. As a result of this transaction, the Company no longer has any outstanding Preferred Series C shares.

         Also on May 31, 2002, an investor holding 3,000 shares of the Company's Preferred Series D stock exercised their right to convert their preferred stock holdings into 4,807,692 shares of common stock. On June 26, 2002, another investor holding 846 shares of the Company's Preferred Series D shares exercised their right to convert their preferred stock holding into 1,668,639 shares of common stock.

         Also on June 26, 2002, a third investor of 7,894 shares of the Company's Preferred Series D stock, representing the remaining outstanding balance of the Preferred Series D stock, entered into an agreement with the Company whereby the Company agreed to redeem 1,429 shares of the Preferred Series D stock and agreed to use its best efforts to redeem the remaining 6,465 shares of Preferred Series D stock up until the closing date of the merger with Autodaq Corporation. The investor agreed to exercise his right to convert any remaining Preferred Series D stock into common stock immediately before the closing of the merger between the Company and Autodaq. The maximum number of common shares that would be issued pursuant to the agreement is 16,961,753 shares.

         On June 28, 2002, in conjunction with the payoff of the credit facility with Eagle Capital Group, LLC (see below), the Company redeemed the 1,300 shares of Preferred Series E stock and cancelled a warrant that gave Eagle the right to purchase up to 13,000,000 shares of the Company's common stock.

NOTES PAYABLE

         On June 28, 2002, the Company amended and restated its note payable to a former officer and director of the Company that was due June 30, 2002. The new note in the amount of $814,253 (including accrued interest) earns interest at 12% per annum, and provides for interest only payments through December 31, 2002. Beginning January 31, 2003 and continuing each month thereafter through September 30, 2003 the note is payable $25,000 per month plus interest. The note is due September 30, 2003 and is secured by all assets of the Company; however, the note is subordinated to the note payable to Autodaq Corporation. As a result of the amended and restated note, all but $75,000 has been reclassified to long-term.

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE Q - SUBSEQUENT EVENTS (CONTINUED):

         On June 28, 2002, the Company, in conjunction with the signing of a definitive merger agreement with Autodaq Corporation (see below), obtained a 12% loan from Autodaq of approximately $1 million, which AutoTradeCenter.com used to retire its indebtedness under a credit facility due to Eagle Capital Group, LLC on June 30, 2002 and to terminate a services agreement related to such credit facility. The Company is not required to make payments to Autodaq under the loan prior to the closing of the merger. The loan is due in full on November 30, 2002 and is collateralized by a security interest in substantially all assets of the Company. As partial consideration for such loan, the Company provided an affiliate of Autodaq with a warrant to purchase shares equal to approximately 5% of the Company's common stock on a fully-diluted basis at an exercise price equal to the fair market value of the Company's common stock.

MERGER

         On June 28, 2002 the Company signed a definitive agreement to merge with Autodaq Corporation.

         Under the terms of the agreement, the Company's shareholders will receive shares of common stock and preferred stock in a newly-formed Delaware company, AutoTradeCenter, Inc. Autodaq shareholders will receive shares of common stock and various classes of preferred stock in AutoTradeCenter, Inc.

         As a result of the foregoing transactions, following the merger the current shareholders of AutoTradeCenter.com Inc. will own approximately 27.15% of the new company's fully-diluted capital stock (including, for purposes of this calculation, shares of common stock reserved for issuance pursuant to the company's stock option plan), and the current shareholders of Autodaq will own approximately 63.35% of the new company's capital stock. Senior management of AutoTradeCenter.com will receive options to purchase up to an aggregate of 4.5% of the new entity's common stock. Shares of common stock reserved for issuance pursuant to the company's stock plan will constitute the remaining 5% of the company's capital stock. The transaction will be accounted for as a purchase and is intended to qualify as tax-free to the shareholders of AutoTradeCenter.com and Autodaq. The transaction is expected to close in the second half of 2002. The merger is subject to approval of the shareholders of AutoTradeCenter.com and Autodaq, as well as other customary closing conditions. Autodaq and AutoTradeCenter shareholders holding shares sufficient to approve the merger delivered to the respective counter party voting agreements and proxies in which they agreed to vote their shares in favor of the merger. Concurrent with the signing of the merger document, the Company signed a continuing guarantee for the new financing (convertible note) obtained by Autodaq for $1,500,000, which was partially used for the loan to the Company mentioned above.

         In addition to the interim financing as described above, the Company has determined that following the closing of the merger, it will be in the best interest of the combined company to raise additional equity to provide the company with additional capital resources. Therefore, the merger agreement contemplates that following the closing of the merger, certain investors will purchase additional shares and warrants of the new parent company (ATC Delaware). Such financing would consist of (i) shares of senior preferred stock of ATC Delaware, for a purchase price of $3.0 - $4.0 million, and (ii) warrants to purchase additional shares of ATC Delaware Common Stock equal to 200% of the number of shares of senior preferred stock purchased. The exercise price for these warrants will equal the fair market value of AutoTradeCenter's Common Stock at the time the senior preferred financing closes, as determined by the board of directors of the new company at the time the senior preferred financing closes. In the event that the financing does close and the maximum senior preferred shares and warrants which may be offered in such financing are purchased, such shares and warrants would represent approximately 9.52% and 19.05%, respectively, of ATC Delaware's fully-diluted capital stock. In such an event, the ownership of the current shareholders of AutoTradeCenter in ATC Delaware would be reduced from 27.15% to approximately 19.39% upon consummation of such financing.

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE R - LIQUIDITY ISSUES

         The Company has sustained operating losses and negative cash flow since its inception, resulting in no tangible net worth at March 31, 2002. Without the pending merger and new financings, as discussed in Note Q, the Company may have difficulty funding its day-to-day operations or servicing its debt. There is no assurance that all the conditions required for the merger will be realized or that future required funding will take place.