Form 10QSB
period 2002-06-30
AUTOTRADECENTER COM INC
filed 2002-09-05
CIK 1085537

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

 X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

         TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM _________TO____________


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

                                 (480) 556-6701
                           (Issuer's telephone number)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     82,997,521 SHARES OF COMMON STOCK, NO PAR VALUE, AS OF AUGUST 28, 2002

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

     Item 2.  Management's Discussion and Analysis or Plan of
              Operation


                           PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings

     Item 2.  Changes in Securities

     Item 3.  Defaults Upon Senior Securities

     Item 4.  Submission of Matters to a Vote of Security Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K

                                   SIGNATURES

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            AUTOTRADECENTER.COM INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                    JUNE 30,          MARCH 31,
                                                                                      2002              2002
                                                                                ---------------   ---------------
                                                                                  (UNAUDITED)
                                                                                ---------------   ---------------
Current assets:
  Cash                                                                          $       40,886    $      334,669
  Accounts receivable - trade                                                          456,204           295,067
  Accounts receivable - employees                                                            -             1,500
  Prepaid loan fees                                                                          -            19,909
  Prepaid expenses and other                                                            65,423            35,662
  Assets from discontinued operations, net                                              26,300            26,300
                                                                                ---------------   ---------------
     Total current assets                                                              588,813           713,107
                                                                                ---------------   ---------------
Property and equipment, net                                                            232,875           265,100
Software, net                                                                        3,638,051         4,605,548
                                                                                ---------------   ---------------
                                                                                     3,870,926         4,870,648
                                                                                ---------------   ---------------

Intangible assets, net                                                               1,390,451         1,390,529
                                                                                ---------------   ---------------
     Total assets                                                               $    5,850,190    $    6,974,284
                                                                                ===============   ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable - trade                                                      $      263,727    $      235,878
  Notes payable - Eagle Capital Group                                                  125,000           968,311
  Note payable - Autodaq Corporation                                                 1,030,806                 -
  Long term debt - notes payable to related parties current portion                    150,000            75,000
  Accrued liabilities                                                                  262,914           283,499
                                                                                ---------------   ---------------
     Total current liabilities                                                       1,832,447         1,562,688
                                                                                ---------------   ---------------

Long term debt - notes payable to related parties                                      664,253           663,201
                                                                                ---------------   ---------------

Stockholders' equity:
  Convertible preferred stock, Series C; $.10 par value;
     398,700 shares authorized; 21,216 issued, and 0 and 11,016
     outstanding; liquidation preference $100 per share                                      -           914,828
  Convertible preferred stock, Series D; $.10 par value;
     600,000 shares authorized; 31,824 issued, and 8,740 and 11,800
     outstanding, respectively; liquidation preference $100 per share                  710,356           959,060
  Convertible preferred stock, Series E; $.10 par value;
     1,300 shares authorized; 1,300 issued, and 0 and 1,300
     outstanding                                                                             -               130
  Common stock, no par value; 100,000,000 shares authorized;
     65,819,150 and 59,678,125 shares issued and 65,603,600
     and 59,462,575 outstanding                                                     31,127,973        29,964,441
  Capital stock contra account                                                               -        (1,373,264)
  Retained deficit                                                                 (28,484,839)      (25,716,800)
                                                                                ---------------   ---------------
     Total stockholders' equity                                                      3,353,490         4,748,395
                                                                                ---------------   ---------------

     Total liabilities and stockholders' equity                                 $    5,850,190    $    6,974,284
                                                                                ===============   ===============



            See notes to condensed consolidated financial statements.

                            AUTOTRADECENTER.COM INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                  FOR THE THREE MONTHS ENDED
                                                                                           JUNE 30,
                                                                             -------------------------------------
                                                                                    2002                2001
                                                                             -----------------    ----------------
                                                                                                     (RESTATED)
       Revenues:
          Internet fees                                                      $        840,515     $       583,655
          Other                                                                         1,000               1,170
                                                                             -----------------    ----------------
             Total revenues                                                           841,515             584,825
                                                                             -----------------    ----------------

       Cost of revenues:
          Salary and wages                                                            115,928              93,972
          Other                                                                        46,055              86,766
                                                                             -----------------    ----------------
             Total cost of revenues                                                   161,983             180,738
                                                                             -----------------    ----------------

             Gross profit                                                             679,532             404,087
                                                                             -----------------    ----------------

       Operating expenses:
          Sales and marketing                                                         111,461             286,358
          Product development                                                          54,369              62,064
          General and administrative                                                  487,150             381,958
          Depreciation and amortization                                             1,019,647           1,007,786
          Loss on disposal of impaired software                                             -              50,512
                                                                             -----------------    ----------------
             Total operating expenses                                               1,672,627           1,788,678
                                                                             -----------------    ----------------

             Loss from operations                                                    (993,095)         (1,384,591)
                                                                             -----------------    ----------------

       Other income (expense):
          Interest expense                                                            (56,771)            (25,914)
          Interest expense - warrants and additional stock issued                  (1,393,173)                  -
          Other expense - termination of administrative services contract            (325,000)                  -
          Other income                                                                      -                 242
                                                                             -----------------    ----------------
                                                                                   (1,774,944)            (25,672)
                                                                             -----------------    ----------------

          Net loss                                                           $     (2,768,039)    $    (1,410,263)
                                                                             =================    ================

       Loss per share:
          Basic                                                              $          (0.04)    $         (0.03)
          Fully diluted                                                      $          (0.04)    $         (0.03)

       Weighted average shares number of common shares outstanding:
          Basic                                                                     61,671,334          41,932,049
          Fully diluted                                                             61,671,334          41,932,049




            See notes to condensed consolidated financial statements.

                            AUTOTRADECENTER.COM INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                                     FOR THE THREE MONTHS ENDED
                                                                                              JUNE 30,
                                                                                ----------------    ----------------
                                                                                      2002                2001
                                                                                ----------------    ----------------
                                                                                                       (RESTATED)
Cash flows from operating activities:
  Net loss:
    From operations                                                             $    (2,768,039)    $    (1,410,263)
    Adjustments to reconcile net loss to net cash provided
      by operating activities:
         Depreciation and amortization                                                1,019,647           1,007,786
         Interest expense - warrants and additional stock                             1,393,173                   -
         Loss on disposal of impaired software                                                -              50,512
         Stock or stock options issued for services                                           -              69,868
  (Increase) decrease in:
    Net assets of discontinued operations                                                     -              (4,488)
    Accounts receivable                                                                (161,137)              3,957
    Prepaid expenses and other current assets                                           (28,261)             57,109
  Increase (decrease) in:
    Accounts payable                                                                     27,849             357,987
    Accrued liabilities                                                                 (20,585)             66,737
                                                                                ----------------    ----------------
      Net cash provided by (used in) operating activities                              (537,353)            199,205
                                                                                ----------------    ----------------

Cash flows from investing activities:
  Purchase of property, equipment and software                                          (19,847)           (620,000)
                                                                                ----------------    ----------------
    Net cash used in investing activities                                               (19,847)           (620,000)
                                                                                ----------------    ----------------

Cash flows from financing activities:
  Net proceeds from borrowings                                                        1,155,806                   -
  Repayments on line of credit - Eagle Capital Group                                   (968,311)                  -
  Notes payable to related parties                                                       76,052              49,207
  Redemption of preferred stock                                                            (130)                  -
  Proceeds from issuance of common stock - net                                                -             186,702
                                                                                ----------------    ----------------
    Net cash  provided by financings activities                                         263,417             235,909
                                                                                ----------------    ----------------

Net change in cash                                                                     (293,783)           (184,886)

Beginning cash balance                                                                  334,669             209,068
                                                                                ----------------    ----------------

Ending cash balance                                                             $        40,886     $        24,182
                                                                                ================    ================

Supplemental disclosures:
  Interest paid for discontinued operations                                     $             -     $        25,914
                                                                                ================    ================
  Interest paid for continuing operations                                       $        56,771     $       106,888
                                                                                ================    ================


           See notes to condensed consolidated financial statements.

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)


NOTE A - PRESENTATION OF FINANCIAL STATEMENTS

         The condensed consolidated financial statements of AutoTradeCenter.com Inc. ("AUTC") or the "Company," which refers to AutoTradeCenter.com Inc. and its subsidiaries have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all adjustments (including all normal recurring accruals), which, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows of AUTC as of June 30, 2002 and for all of the periods presented. These statements are condensed and do not include all of the information required by generally accepted accounting principles in a full set of financial statements. These statements should be read in conjunction with AUTC's financial statements and notes thereto included in AUTC's Annual Report on Form 10-KSB for its fiscal year ended March 31, 2002.

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

         AutoTradeCenter.com Inc. stock is traded on the NASD Bulletin Board under the symbol AUTCE.OB.

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

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

NOTE C - PROPERTY AND EQUIPMENT
                                                       JUNE 30,      MARCH 31,
CATEGORY                            LIFE/METHOD          2002          2002
--------                            -----------          ----          ----

Computers and equipment             3 years/SL      $    719,160   $    712,689
Furniture and fixtures              7 years/SL            62,072         62,072
Leasehold improvements              2-5 years/SL          19,575          6,200
                                                    ------------   ------------
                                                         800,807        780,961
Less accumulated depreciation                            567,932        515,861
                                                    ------------   ------------
                                                    $    232,875   $    265,100
                                                    ============   ============

Software/systems design             3 years/SL      $ 11,633,524   $ 11,633,524
Less accumulated depreciation                          7,995,473      7,027,976
                                                    ------------   ------------
                                                    $  3,638,051   $  4,605,548
                                                    ============   ============


NOTE D - GOODWILL

         Effective April 1, 2002, the Company adopted FASB 142 "Goodwill and Other Intangible Assets." This accounting standard requires companies to discontinue amortizing goodwill and certain intangible assets and to review for impairment. The net amount of goodwill at March 31, 2002 of $1,389,768 was analyzed as to its value toward future operations, cash flow and shareholder value. This analysis indicated that the asset was not impaired and remains at $1,389,768 in the accompanying financial statements at June 30, 2002. For each future reporting period, management will continue to perform such analysis and will reduce the value if the asset becomes impaired.

         As a result of the adoption of FASB 142, there was no amortization expense for goodwill recorded in the accompanying financial statements during the three-month period ending June 30, 2002.


NOTE E - NOTES PAYABLE AND LONG-TERM DEBT

         Notes payable and long-term debt consists of the following:

DESCRIPTION                                                                     JUNE 30, 2002      MARCH 31, 2002
-----------                                                                     -------------      --------------

Notes payable - Eagle Capital Group, LLC:
  o   A $1,300,000 line of credit, 12% annual interest payable monthly, due
      June 30, 2002. The Company paid a commitment fee of $13,000 and is obligated to pay a 1% facility use fee of up to $13,000 each quarter.
      The line of credit is secured by all assets including but not limited to furniture, fixtures, leasehold improvements, personal property, and intellectual property. The Company is also required to pay monthly principal payments of not less that 5% of
      the outstanding loan balance each month.                                       $      0            $968,311

  o   Note payable, 12% annual interest payable in twelve equal monthly
      payments, due June 30, 2003, unsecured.                                         125,000                   0
                                                                                     --------            --------

                                                                                     $125,000            $968,311
                                                                                     ========            ========

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

DESCRIPTION                                                                     JUNE 30, 2002      MARCH 31, 2002
-----------                                                                     -------------      --------------

Note payable - Autodaq corporation:
  o   Note payable to Autodaq Corporation, 12% annual interest.  The
      Company is not required to make payments to Autodaq under the loan prior to the closing of the merger.  The loan is due in full on
      November 30, 2002 and is collateralized by a security interest in substantially all assets of the Company.  As partial consideration for such loan, the Company provided an affiliate of Autodaq with a warrant to purchase shares equal to approximately 5% of the
      Company's common stock on a fully-diluted basis at an exercise price equal to the fair market value of the Company's common
      stock.                                                                       $1,030,806          $        0
                                                                                   ==========          ==========

Related party and affiliates:
  o   Note payable to a former officer and director, 12% annual interest payable monthly, collateralized by all accounts receivable, inventory, equipment and certain intangibles, and is due June 30,
      2002.  The security interest is subordinated to the first lien of
      Eagle Capital Group, LLC. The note is convertible at the option of the holder into common shares of the Company at $0.10 per share.
      The Company also issued a warrant to the holder to purchase one share of the Company's common stock for every two shares of common stock received upon conversion.  The note is guaranteed by Mr.
      Butterwick.  This note has been restated and amended.                                 0            $738,201

  o   Note payable to a former officer and director, 12% annual interest, payable interest only monthly through December 31, 2002, interest plus $25,000 monthly from January 2003 through August 2003.  The note, due September 30, 2003, is collateralized by all accounts receivable, inventory, equipment and certain intangibles. The security interest is subordinated to the first lien of Autodaq
      Corporation.  The note holder was issued a warrant as additional consideration that allows the note holder to purchase up to
      1,000,000 shares of the Company's common stock at $0.125 per share.
                                                                                      814,253                 0
                                                                                      -------          --------
Total long-term debt payable to related parties                                       814,253           738,201
Long-term debt - note payable to related parties                                      664,253           663,201
                                                                                      -------           -------
Current portion of note payable to related parties                                   $150,000          $ 75,000
                                                                                      =======            ======


NOTE F - STOCKHOLDERS' EQUITY

PREFERRED AND COMMON STOCK

         During the quarter ending June 30, 2002, holders of 11,016 shares of Series C Convertible Preferred Stock and 3,060 shares of Series D Convertible Preferred Stock elected to convert their preferred stock holdings into 6,141,025 shares of common stock. As a result of this conversion there are no shares of Series C Convertible Preferred Stock outstanding at June 30, 2002. The Series D Convertible Preferred Stock outstanding at June 30, 2002 was reduced from 11,800 shares to 8,740 shares.

                    AUTOTRADECENTER.COM INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

         Also, the Company modified the terms and conditions with the one remaining Series D Convertible Preferred shareholder that requires the shareholder to convert their remaining Series D Convertible Preferred Stock into 13,891,276 common shares based upon an agreed fixed price of $0.04654 per share. The shareholder is required to convert prior to the closing of the proposed merger with Autodaq Corporation.

         On June 28, 2002, in conjunction with the signing of the definitive agreement to merge with Autodaq Corporation, the Company redeemed the Series E Convertible Preferred Stock for $130 and cancelled the warrant issued to Eagle Capital Group, LLC that provided Eagle with the right to purchase up to 13,000,000 shares of the Company's common stock at $0.10 per share.


NOTE G - MERGER WITH AUTODAQ CORPORATION

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in the forward-looking statements. All period references are for the three-month periods ending June 30, 2001 and 2002.

GENERAL

         The presentation includes a discussion of us with our wholly owned subsidiaries, NDSCo.com, Inc., AutoTradeCenter Remarketing Services, Inc. formerly Walden Remarketing Services, Inc., and BusinessTradeCenter.com Inc.

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

         In April of 2001, we entered into an agreement to remarket off-lease Volvo vehicles with Volvo Finance North America for one year commencing with the start of operations of the Volvo program. The Volvo Finance web site, www.volvoride.com, began operating on a pilot basis on October 29, 2001 and became fully operational on December 13, 2001. In August 2002, our contract with Volvo was extended for one additional year.

RESULTS OF OPERATIONS

         Net losses were $2,768,039 ($0.04 per share) and $1,410,263 ($0.03 per share) for the three months ended June 30, 2002 and June 30, 2001, respectively.

         INTERNET REVENUES. Revenues were $841,515 for the three months ended June 30, 2002 as compared to $584,825 for the same period last year. Substantially all revenue for both three month periods was a result of remarketing vehicles on the Internet. The increase of $256,690 between periods was due to an increase in the fee we received for each vehicle sold for Honda, and the additional revenue generated from the vehicles remarketed for Volvo. No revenue was generated from Volvo during the three-month period ending June 30, 2001.

         COST OF REVENUES. Cost of revenues decreased during the current quarter by $18,755 compared to the same quarter of the prior year. We experienced an increase in the salaries and wages component of the cost of revenues but that increase was more than offset by the other allocated costs that included our web hosting costs and allocations of operating and overhead costs.

         SALES AND MARKETING. We decreased our sales and marketing expenditures from $286,358 for the three-month period ending June 30, 2001 to $111,461 for the three-month period ending June 30, 2002. The decrease of $174,897 was due to personnel reductions, elimination of advertising and related marketing costs, and reductions in travel and entertainment.

         PRODUCT DEVELOPMENT. Our product development expenses consisted primarily of compensation for product development personnel and outside consulting costs. Product development expense remained relatively constant for the June 2002 quarter, as compared to the June 2001 quarter. During the quarter ended June 30, 2001 $620,000 of product development costs, as compared to zero during the quarter ending June 30, 2002, were capitalized into cost of software in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use used in determining the amount of software costs developed in-house to be capitalized, and are not reflected in the accompanying Statement of Operations. We apply Emerging Issues Task Force 00-02 Accounting for Website Development Costs in determining the amount of website development costs to be capitalized.

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

         GENERAL AND ADMINISTRATIVE. Our general and administrative expense consists primarily of compensation for administrative personnel, including our executive officers, facility expenses and fees for outside professional services. General and administrative expenses increased by $105,192 to $487,150 from $381,958 in the quarter ended June 30, 2002 as compared to our first quarter ended June 30, 2001. The increase primarily is attributable to increases in legal and financial advisory fees paid in connection with the pending merger with Autodaq Corporation.

         DEPRECIATION AND AMORTIZATION. Depreciation of our computer equipment and amortization of our software that drives our Internet sites increased to $1,019,647 for the period ended June 30, 2002 as compared to depreciation and amortization of $1,007,786 for the same period last year. The increase of $11,861 is attributable to the amortization of the cost of software. Depreciation of our furniture, fixtures, and computer equipment was approximately the same for each period.

         INTEREST EXPENSE. Interest expense for the three months ended June 30, 2002 was $56,771 compared to $25,914 for the same quarter of the prior year. The increase of $30,857 is attributable to increased borrowings, specifically the Eagle credit facility.

         INTEREST EXPENSE - WARRANTS AND ADDITIONAL STOCK ISSUED. The interest expense charge of $1,393,173 for the three month period ended June 30, 2002 is attributable to the amortization and accretion on stock issued and warrant cost associated with the line of credit with Eagle. There was no charge incurred in the same period of the prior year as the line of credit was obtained on July 26, 2001.

         OTHER EXPENSE - TERMINATION OF ADMINISTRATIVE SERVICES CONTRACT. In connection with the payment and termination of the line of credit with Eagle on June 28, 2002, the Company terminated its administrative services agreement with an affiliate of Eagle by paying a one-time fee of $325,000.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2002 our cash balance was $40,886 as compared to $334,669 at March 31, 2002. Current liabilities at June 30, 2002 were $1,832,447 as compared to current assets of $588,813. We were able to meet our current obligations, as they became payable due to the loan we obtained from Autodaq Corporation on June 28, 2002.

         We used cash of $537,353 in our operating activities for the quarter ended June 30, 2002, the major components of which were our net loss for the period of $2,768,039, offset by the non-cash charges for depreciation and amortization of $1,019,647, the non-cash interest charge incurred for the warrants and additional stock issued as a result of our financing with Eagle Capital Group in July 2001 of $1,393,173, an increase in our accounts receivable of $161,137, and a change in other assets and liabilities of $20,997.

         For the quarter ended June 30, 2001, we generated net cash from operating activities of $199,205 despite the net loss of $1,410,263. The major component offsetting the loss was the non-cash charges for depreciation and amortization of $1,007,786. Our accounts payable and other accrued liabilities increased by $424,724 and other items such as stock issued for services, write off of impaired software, and increases in prepaid expenses and other currents assets contributed an additional $176,958 to our cash generated from operations.

         Our investing activities for the quarters ended June 30, 2002 and 2001, were for the purchase of computer hardware and software required for business expansion and our e-commerce and Internet operations. For the quarter ended June 30, 2002 we purchased computer and other equipment and spent cash for leasehold improvements related to our move to new office space of $19,847. For the quarter ended June 30, 2001 we used cash of $620,000 to acquire software.

         Our financing activities, that generated cash of $263,417 for the quarter ended June 30, 2002, were all associated with the restructuring of notes payable related to the signing of the merger agreement with Autodaq. For the three-month period ending June 30, 2001 we sold 746,808 of our common shares at $0.25 per share as part of the private placement started in March 2001 for net proceeds of $186,702 and increased our notes payable to related parties by $49,207.

ANTICIPATED TRENDS AND PLAN OF OPERATION

         We intend to continue the development of our Internet based initiatives. We believe that focusing on providing automotive remarketing services via the Internet will improve our long-term prospects for profitability. Internet operations generate a lower amount of revenue, but result in higher profit margins.

         We anticipate that our agreement with American Honda Finance Corporation will generate revenues for the next one and one-half years. We anticipate the volume of lease vehicles being returned to Honda will remain at approximately the current levels for the remaining term of our contract. However, we anticipate an overall increase in revenues for the ensuing year resulting from the price increase we negotiated in October 2001, plus we anticipate additional revenues from new programs and initiatives currently being introduced to Honda. We expect the revenue generated from our contract with Suzuki to remain at approximately the same level as generated this past year. The Volvo web site, www.volvoride.com, became fully operational in December 2001 and therefore contributed only four months of revenue in our fiscal year ending March 31, 2002; we expect to generate revenue from the Volvo contract for the entire twelve months of our current fiscal year. Internet vehicle remarketing is currently gaining broader acceptance by consignors charged with the responsibility of disposing of lease returns and other used vehicle inventories. We are attempting to enter into similar contracts with other manufacturers and financial institutions to assist them in remarketing their inventories of used vehicles; however, no such other contracts exist at this time.

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

         In the event that the Merger does close and the Series E financing does not close immediately following the Merger, the new company will be required to immediately attempt to raise additional capital through the sale of equity, debt financing or other means (all of which would require the approval of certain of its preferred stockholders); there is no assurance that the new company would be successful in raising additional funds. The failure to immediately close the Series E financing or to raise additional funds in another fashion would require the new company to significantly modify its planned operations and take other similar action to restructure its operations, or could result in the new company filing a Chapter 11 petition under the U.S. Bankruptcy Code.

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

ITEM 2.  CHANGES IN SECURITIES

         During the quarter ended June 30, 2002, the Company incurred the following changes in its securities:

            o 1,333,333 common shares were issued upon conversion of 11,016 shares of Series C Convertible Preferred Stock
            o 4,807,692 common shares were issued upon conversion of 3,060 shares of Series D Convertible Preferred Stock
            o   Redeemed 1,300 shares of Series E Preferred Stock for $130 cash

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

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are filed with this report:

REGULATION
S-K NUMBER                                DOCUMENT
   2.1 Agreement and Plan of Reorganization with Autodaq Corporation dated June 28, 2002 (1)
   3.1         Articles of Incorporation, as amended (2)
   3.2         Bylaws (2)
   4.1         Warrant to Purchase Common Stock Issued to Anthony & Company,
               Inc. (2)
   4.2 Statement Pursuant to Section 10-602 of The Arizona Business Corporation Act of AutoTradeCenter.com Inc. Regarding Series C Preferred Stock (3)
   4.3 Statement Pursuant to Section 10-602 of The Arizona Business Corporation Act of AutoTradeCenter.com Inc. Regarding Series D Preferred Stock (3)
   4.4 Statement Pursuant to Section 10-602 of the Arizona Business Corporation Act of AutoTradeCenter.com Inc. Regarding Series E Preferred Stock (4)
  10.1         Stock Option Plan (2)

REGULATION
S-K NUMBER                                DOCUMENT
  10.2         Amended and Restated Secured Promissory Note dated March 31, 2000 to Mark Moldenhauer (2)
  10.3         Amended and Restated Secured Promissory Note dated March 31, 2000 to Pinnacle Financial Corporation (2)
  10.4         Agreement with American Honda Finance (3)(5)
  10.5         Extension and Exchange Agreement with Pinnacle Financial
               Corporation dated December 29, 2000 (6)
  10.6         Motor Vehicle Remarketing Agreement with American Suzuki Motor
               Corporation dated January 10, 2001 (5) (7)
  10.7         Letter agreement with Sutro & Co. Incorporated dated October 11,
               2000 (3)
  10.8         First Amendment to Motor Vehicle Remarketing Agreement with
               American Honda Finance Corporation (8)
  10.9         Secured Promissory Note to Mark Moldenhauer dated December 29,
               2000 (3)
  10.10        Secured Promissory Note to Mark Moldenhauer dated March 31, 2001
               (9)
  10.11        Secured Promissory Note to Pinnacle Financial Corporation dated
               March 31, 2001 (10)
  10.12        Promissory Note to R. Gary McCauley dated May 31, 2001 (11)
  10.13        Promissory Note to R. Gary McCauley dated July 16, 2001 (12)
  10.14        Amended and Restated secured Promissory Note to Mark Moldenhauer dated July 19, 2001 (13)
  10.15        Eagle Capital Group, LLC Pay-Off Agreement dated June 28, 2002
               (1)
  10.16        Amended and Restated secured Promissory Note and Subordination
               Agreement to Mark Moldenhauer dated June 28, 2002 (1)
  10.17        Autodaq loan agreement, security agreement, common stock warrants
               (1)
   21          Subsidiaries of the registrant (8)
   99          Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-----------------
   (1) Incorporated by reference to Exhibit No. 2.1 filed to the Current Report on Form 8-K dated July 25, 2002 (File No. 333-78659).
   (2) Incorporated by reference to the exhibits filed to the Registration Statement on Form S-1 (File No. 333-78659).
   (3) Incorporated by reference to the exhibits filed to the registration statement on Form S-1 (File No. 333-37090).
   (4) Incorporated by reference to Exhibit No. 4.6 to the Annual Report on Form 10-K for the year ended March 31, 2001 (the "1991 Form 10-K").
   (5) Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
   (6) Incorporated by reference to the exhibits filed to the current report on Form 8-K dated December 29, 2000 (File No. 333-78659).
   (7)   Incorporated by reference to Exhibit No. 10.20 to the 1991 Form 10-K.
   (8)   Incorporated by reference to Exhibit No. 10.22 to the 1991 Form 10-K.
   (9)   Incorporated by reference to Exhibit No. 10.24 to the 1991 Form 10-K.
   (10)  Incorporated by reference to Exhibit No. 10.25 to the 1991 Form 10-K.
   (11)  Incorporated by reference to Exhibit No. 10.26 to the 1991 Form 10-K.
   (12)  Incorporated by reference to Exhibit No. 10.27 to the 1991 Form 10-K.
   (13)  Incorporated by reference to Exhibit No. 10.28 to the 1991 Form 10-K.


Reports on Form 8-K

         During the last quarter of the period covered by this report, no reports on Form 8-K were filed.

                                   SIGNATURES

         Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AUTOTRADECENTER.COM INC.


Date: September 4, 2002                 By:      /S/ ROGER L. BUTTERWICK
                                           -------------------------------------
                                             Roger L. Butterwick, President
                                             and Principal Financial Officer