Form 10QSB/A
period 2002-06-30
AUTOTRADECENTER COM INC
filed 2002-09-27
CIK 1085537

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB/A
                                AMENDMENT NO. 1



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


ITEM 3.  CONTROLS AND PROCEDURES

         We have recently evaluated our internal controls. As of September 26, 2002, there were no significant corrective actions taken by us or other changes made to these internal controls. Our management does not believe there were changes in other factors that could significantly affect these controls subsequent to the date of the evaluation.

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

                                        AUTOTRADECENTER.COM INC.



Date: September 26, 2002                By:      /S/ ROGER L. BUTTERWICK
                                           -------------------------------------
                                             Roger L. Butterwick, President
                                             and Principal Financial Officer

                                  CERTIFICATION

I, Roger L. Butterwick, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of AutoTradeCenter.com Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    September 26, 2002


                                    /s/ ROGER L. BUTTERWICK
                                    --------------------------------------------
                                    Roger L. Butterwick, Principal Executive and
                                    Financial Officer