Form 10QSB
period 2002-09-30
AUTOTRADECENTER COM INC
filed 2002-12-13
CIK 1085537

UNITED STATES

                           SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

 X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM _________TO____________


                        Commission File Number: 333-78659

                              AUTOTRADECENTER, INC.
        (Exact name of small business issuer as specified in its charter)

              DELAWARE                                    86-0879572
   (State or other jurisdiction of                      (IRS Employer
   incorporation or organization)                     Identification No.)

            1620 SOUTH STAPLEY DRIVE, SUITE 232, MESA, ARIZONA 85204
                    (Address of principal executive offices)

                                 (480) 556-6701
                           (Issuer's telephone number)

                            AUTOTRADECENTER.COM INC.
         (Former name, former address and former fiscal year, if changed since last report)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            AS OF DECEMBER 12, 2002, THERE WERE 280,549,435 SHARES OF
                            COMMON STOCK OUTSTANDING.

AUTOTRADECENTER, INC. AND SUBSIDIARIES

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

     Item 3.  Controls and Procedures


                           PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings

     Item 2.  Changes in Securities

     Item 3.  Defaults Upon Senior Securities

     Item 4.  Submission of Matters to a Vote of Security Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K

                                   SIGNATURES


                                 CERTIFICATIONS

                         PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements

                     AUTOTRADECENTER, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                 SEPTEMBER 30,        MARCH 31,
                                                                                     2002                2002
                                                                             -------------------   ----------------
                                                                                  (UNAUDITED)
                                                                             -------------------   ----------------
Current assets:
   Cash                                                                      $           95,777    $       334,669
   Accounts receivable - trade                                                          160,969            295,067
   Accounts receivable - employees                                                        1,487              1,500
   Prepaid loan fees                                                                          -             19,909
   Prepaid expenses and other                                                           103,999             35,662
   Assets from discontinued operations, net                                              26,300             26,300
                                                                             -------------------   ----------------
      Total current assets                                                              388,532            713,107
                                                                             -------------------   ----------------

Property and equipment, net                                                             178,797            265,100
Software, net                                                                         2,671,785          4,605,548
                                                                             -------------------   ----------------
                                                                                      2,850,582          4,870,648
                                                                             -------------------   ----------------

Intangible assets, net                                                                1,390,376          1,390,529
                                                                             -------------------   ----------------

      Total assets                                                           $        4,629,490    $     6,974,284
                                                                             ===================   ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable - trade                                                  $          314,990    $       235,878
   Notes payable - Eagle Capital Group                                                   95,000            968,311
   Note payable - Autodaq Corporation                                                 1,030,806                  -
   Long term debt - notes payable to related parties current portion                    814,253             75,000
   Accrued liabilities                                                                  216,016            283,499
                                                                             -------------------   ----------------
      Total current liabilities                                                       2,471,065          1,562,688
                                                                             -------------------   ----------------

Long term debt - notes payable to related parties                                             -            663,201
                                                                             -------------------   ----------------

Stockholders' equity:
   Convertible preferred stock, Series C; $.10 par value;
      398,700 shares authorized; 21,216 issued, and 0 and 11,016
      outstanding; liquidation preference $100 per share                                      -            914,828
   Convertible preferred stock, Series D; $.10 par value;
      600,000 shares authorized; 31,824 issued, and 0 and 11,800
      outstanding, respectively; liquidation preference $100 per share                        -            959,060
   Convertible preferred stock, Series E; $.10 par value;
      1,300 shares authorized; 1,300 issued, and 0 and 1,300
      outstanding                                                                             -                130
   Common stock, no par value; 100,000,000 shares authorized;
      85,685,781 and 59,678,125 shares issued and 85,505,781
      and 59,462,575 outstanding                                                     31,865,330         29,964,441
   Capital stock contra account                                                               -         (1,373,264)
   Retained deficit                                                                 (29,706,905)       (25,716,800)
                                                                             -------------------   ----------------
      Total stockholders' equity                                                      2,158,425          4,748,395
                                                                             -------------------   ----------------

      Total liabilities and stockholders' equity                             $        4,629,490    $     6,974,284
                                                                             ===================   ================

            See notes to condensed consolidated financial statements.

                     AUTOTRADECENTER, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                            THREE-MONTHS ENDED                 SIX-MONTHS ENDED
                                                              September 30,                      September 30,
                                                    --------------------------------   --------------------------------
                                                         2002             2001                2002            2001
                                                    ---------------  ---------------   ---------------  ---------------
Revenues:
   Internet fees                                    $      617,860   $      405,050    $    1,458,375   $      988,705
   Other                                                        44            9,295             1,044           10,465
                                                    ---------------  ---------------   ---------------  ---------------
      Total revenues                                       617,904          414,345           459,419          999,170
                                                    ---------------  ---------------   ---------------  ---------------
Cost of revenues:
   Salary and wages                                        128,849          114,788           244,777          208,760
   Other                                                    20,554          105,619            66,609          192,386
                                                    ---------------  ---------------   ---------------  ---------------
      Total cost of revenues                               149,403          220,407           311,386          401,146
                                                    ---------------  ---------------   ---------------  ---------------

      Gross profit                                         468,501          193,938         1,148,033          598,024
                                                    ---------------  ---------------   ---------------  ---------------
Operating expenses:
   Sales and marketing                                      83,189          130,394           194,650          416,752
   Product development                                     114,574           51,340           168,943          113,404
   General and administrative                              441,384          456,261           928,534          838,219
   Depreciation and amortization                         1,020,420        1,026,717         2,040,067        2,034,503
                                                    ---------------  ---------------   ---------------  ---------------
      Total operating expenses                           1,659,567        1,664,712         3,332,194        3,402,878
                                                    ---------------  ---------------   ---------------  ---------------

      Loss from operations                              (1,191,066)      (1,470,774)       (2,184,161)      (2,804,854)
                                                    ---------------  ---------------   ---------------  ---------------
Other income (expenses):
   Interest expense                                        (31,000)         (50,213)          (87,771)         (76,127)
   Interest expense - amortization and accretion
      on stock issue and warrant costs                           -         (614,072)       (1,393,173)        (614,072)
   Other expense-termination of administrative
      services contract                                          -                -          (325,000)               -
   Bad debt expense                                              -          (64,665)                -          (64,665)
   Other income                                                  -            1,390                 -              242
   Loss on impairment of software                                -                -                 -          (49,122)
                                                    ---------------  ---------------   ---------------   --------------
                                                           (31,000)        (727,560)        (1,805,944)       (803,744)
                                                    ---------------  ---------------   ----------------  --------------
      Net (loss)                                    $   (1,222,066)  $   (2,198,334)   $    (3,990,105)  $  (3,608,598)
                                                    ===============  ===============   ================  ==============

Loss per share:
   Basic                                            $        (0.02)  $        (0.05)   $         (0.06)  $       (0.08)
   Fully diluted                                    $        (0.02)  $        (0.05)   $         (0.06)  $       (0.08)

Weighted average shares number of common shares outstanding:
   Basic                                                75,574,705       47,674,828         68,582,211      43,572,843
   Fully diluted                                        75,574,705       47,674,828         68,582,211      43,572,843



            See notes to condensed consolidated financial statements.

                     AUTOTRADECENTER, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flow
                                   (Unaudited)

                                                                              FOR THE SIX MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                      -------------------------------------
                                                                             2002               2001
                                                                      -----------------   -----------------
Cash flows from operating activities:
   Net (loss)                                                         $     (3,990,105)   $     (3,608,598)

   Adjustments to reconcile net (loss) to net cash provided
      by operating activities:
         Depreciation and amortization                                       2,040,067           2,034,503
         Interest expense - amortization and accretion
           on stock issue and warrant costs                                  1,393,173             614,072
         Loss on disposal of impaired software                                       -              50,512
         Stock or stock options issued for services                             27,000             120,867
   (Increase) decrease in:
      Net assets of discontinued operations                                          -              (4,488)
      Accounts receivable                                                      134,111             (76,938)
      Prepaid expenses and other current assets                                (68,337)             21,666
   Increase (decrease) in:
      Accounts payable                                                          79,112             302,873
      Accrued liabilities                                                      (67,483)             70,609
                                                                      -----------------     ---------------
         Net cash (used in) operating activities                              (452,462)           (474,922)
                                                                      -----------------     ---------------
Cash flows from investing activities:
   Purchase of property, equipment and software                                (19,847)           (849,198)
                                                                      -----------------     ---------------
         Net cash used in investing activities                                 (19,847)           (849,198)
                                                                      -----------------     ---------------

Cash flows from financing activities:
   Net proceeds from borrowings                                              1,155,806             930,211
   Repayment on line of credit                                                (998,311)                  -
   Notes payable to related parties                                             76,052                   -
   Redemption of preferred stock                                                  (130)                  -
   Proceeds from issuance of convertible preferred stock                             -                 130
   Proceeds from issuance of common stock - net                                      -             231,702
                                                                      -----------------     ---------------
         Net cash  provided by financing activities                            233,417           1,162,043
                                                                      -----------------     ---------------

Net change in cash                                                            (238,892)           (162,077)

Beginning cash balance                                                         334,669             209,068
                                                                      -----------------     ---------------

Ending cash balance                                                   $         95,777      $       46,991
                                                                      =================     ===============

Supplemental disclosure - Interest paid                               $        140,774      $       50,213
                                                                      =================     ===============



          See notes to condensed consolidated financial statements.

                     AUTOTRADECENTER, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


NOTE A - PRESENTATION OF FINANCIAL STATEMENTS

         The condensed consolidated financial statements of AutoTradeCenter, Inc. (the "Company"), which refers to the Company and its subsidiaries have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all adjustments (including all normal recurring accruals), which, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows of the Company as of September 30, 2002 and for all of the periods presented. These statements are condensed and do not include all of the information required by generally accepted accounting principles in a full set of financial statements. These statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for its fiscal year ended March 31, 2002.

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

         The Company was incorporated pursuant to the laws of the State of Arizona on July 10, 1997 and began operations on September 22, 1997. In December 1998, the Company changed its name from Auto Network USA, Inc. to Auto Network Group, Inc. In April 1999, the Company again changed its name to AutoTradeCenter.com Inc. to more properly reflect its future direction as an Internet based wholesaler and remarketer of used automobiles. The wholesale automobile business principally involves activities related to redistributing used vehicles, typically acquired from franchised and independent auto dealers, lessors, banks and other finance companies and reselling them to other franchised and independent dealers. Prior to December 31, 2000 the Company engaged in these activities either as a fee-based service or as a principal. As a principal (land-based operations), the Company performed these services through independent wholesale brokers. Each broker bought, titled, and sold vehicles in the name of the Company. In November 2000, the Company decided to discontinue all of its land-based operations in order to concentrate efforts on remarketing used vehicles utilizing the Internet. Accordingly, it sold its land-based subsidiaries located in New Mexico, Texas, and Oregon on December 29, 2000, and transferred ownership of substantially all vehicles owned by its Scottsdale, Arizona operations on February 28, 2001 to certain of its former brokers.

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

         AutoTradeCenter, Inc. stock is traded on the OTC Bulletin Board under the symbol AUTC.OB.

         As more fully described in Note G - Merger with Autodaq Corporation, the merger of the Company and Autodaq Corporation became effective on October 10, 2002. The merger will be accounted for as a purchase. Since control of the Company shifted to the shareholders of Autodaq, under the purchase method of accounting, Autodaq's financial statements will survive the merger. All of the Company's assets and liabilities will be re-stated to their fair market value as of the merger date and will be presented with Autodaq's financial statements in future financial statements under the name AutoTradeCenter, Inc.

                     AUTOTRADECENTER, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

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


NOTE C - PROPERTY AND EQUIPMENT

                                                                September 30,        March 31,
CATEGORY                                    LIFE/METHOD              2002              2002
--------                                    -----------              ----              ----
Computers and equipment                       3 years/SL       $    719,160       $    712,689
Furniture and fixtures                        7 years/SL             62,072             62,072
Leasehold improvements                       2-5 years/SL            19,575              6,200
                                                             ---------------   ----------------
                                                                    800,807            780,961
Less accumulated depreciation                                       622,010            515,861
                                                             ---------------   ----------------
                                                               $    178,797       $    265,100
                                                             ===============   ================

Software/systems design                       3 years/SL       $ 11,633,524       $ 11,633,524
Less accumulated depreciation                                     8,961,739          7,027,976
                                                             ---------------   ----------------
                                                               $  2,671,785       $  4,605,548
                                                             ===============   ================


NOTE D - GOODWILL

         Effective April 1, 2002, the Company adopted FASB 142 "Goodwill and Other Intangible Assets." This accounting standard requires companies to discontinue amortizing goodwill and certain intangible assets and to review for impairment. The net amount of goodwill at March 31, 2002 of $1,389,768 was analyzed as to its value toward future operations, cash flow and shareholder value. This analysis indicated that the asset was not impaired and remains at $1,389,768 in the accompanying financial statements at September 30, 2002. For each future reporting period, management will continue to perform such analysis and will reduce the value if the asset becomes impaired.

         As a result of the adoption of FASB 142, there was no amortization expense for goodwill recorded in the accompanying financial statements during the six-month period ending September 30, 2002.


NOTE E - NOTES PAYABLE AND LONG-TERM DEBT

         Notes payable and long-term debt consists of the following:

DESCRIPTION                                                                   SEPTEMBER 30, 2002     MARCH 31, 2002
-----------                                                                   ------------------     --------------
Notes payable - Eagle Capital Group, LLC:
   o     A $1,300,000 line of credit, 12% annual interest payable monthly, due June 30, 2002.  The Company paid a commitment
         fee of $13,000 and was obligated to pay a 1% facility use fee of up to $13,000 each quarter. The line of credit was secured by all assets including but not limited to furniture, fixtures,



                     AUTOTRADECENTER, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)




DESCRIPTION                                                                   SEPTEMBER 30, 2002     MARCH 31, 2002
-----------                                                                   ------------------     --------------


         leasehold improvements, personal property, and intellectual property. The Company was also required to pay monthly principal payments of not less that 5% of the outstanding loan balance
         each month. The note was paid in full on June 28, 2002.                       $        0         $968,311

   o     Note payable, 12% annual interest payable in twelve equal monthly
         payments, due June 30, 2003, unsecured.                                           95,000                0
                                                                                       ----------         --------
                                                                                       $   95,000         $968,311
                                                                                       ==========         ========

Note payable - Autodaq Corporation:
   o     Note payable to Autodaq Corporation, 12% annual interest.  The
         Company is not required to make payments to Autodaq under the loan prior to the closing of the merger.  The loan was due in full on November 30, 2002 and was collateralized by a security interest in substantially all assets of the Company.  As partial consideration for such loan, the Company provided an affiliate of
         Autodaq with a warrant to purchase shares equal to approximately
         5% of the Company's common stock on a fully diluted basis at an exercise price of $0.061 per share.  The loan was paid in full
         on October 15, 2002.                                                          $1,030,806         $      0
                                                                                       ==========         ========

Related party and affiliates:
   o     Note payable to a former officer and director, 12% annual
         interest payable monthly, collateralized by all accounts
         receivable, inventory, equipment and certain intangibles, and is due June 30, 2002.  The security interest was subordinated to the first lien of Eagle Capital Group, LLC. The note was convertible at the option of the holder into common shares of the Company at
         $0.10 per share.  The Company also issued a warrant to the holder to purchase one share of the Company's common stock for every two shares of common stock received upon conversion.  The warrant was restated and amended as described below.  Mr. Butterwick
         guaranteed the note. The note was restated and amended as
         described below.                                                                       0         $738,201

   o     Note payable to a former officer and director, 12% annual
         interest, interest only monthly payments through December 31,
         2002, interest plus $25,000 monthly payments from January 2003 through August 2003.  The note, due September 30, 2003, is collateralized by all accounts receivable, inventory, equipment and certain intangibles. The security interest was subordinated to the first lien of Autodaq Corporation.  The note holder was issued a warrant as additional consideration that allows the note holder to purchase up to 1,000,000 shares of the Company's common stock at  the lesser of $0.125 per share or 120% of the daily per
         share closing price for 30 trading days prior to exercise.                       814,253                0
                                                                                       ----------         --------

Total long-term debt payable to related parties                                           814,253          738,201
Long-term debt - note payable to related parties                                                0          663,201
                                                                                                -         --------
Current portion of note payable to related parties                                       $814,253         $ 75,000
                                                                                         ========         ========

                     AUTOTRADECENTER, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


NOTE F - STOCKHOLDERS' EQUITY

PREFERRED AND COMMON STOCK

         During the six-months ending September 30, 2002, holders of 11,016 shares of Series C Convertible Preferred Stock and 11,800 shares of Series D Convertible Preferred Stock elected to convert their preferred stock holdings into 25,503,206 shares of common stock. As a result of this conversion there are no shares of Series C or Series D Convertible Preferred Stock outstanding at September 30, 2002.

         On June 28, 2002, in conjunction with the signing of the definitive agreement to merge with Autodaq Corporation, the Company redeemed all 1,300 shares of Series E Convertible Preferred Stock for $130 and cancelled the warrant issued to Eagle Capital Group, LLC that provided Eagle with the right to purchase up to 13,000,000 shares of the Company's common stock at $0.10 per share.


NOTE G - MERGER WITH AUTODAQ CORPORATION

         On  June  28,  2002  the   Company   signed  a   definitive   agreement
("Agreement") to merge with Autodaq Corporation. The effective date of the merger was October 10, 2002. As part of this transaction, the Company reincorporated in Delaware. For further information, please see the Company's current report on Form 8-K dated July 25, 2002.

         The merger was accounted for as a purchase and is intended to qualify as tax-free to the shareholders of AutoTradeCenter and Autodaq. Since control of AutoTradeCenter shifted to the shareholders of Autodaq, under the purchase method of accounting, Autodaq's financial statements will survive the merger. All of AutoTradeCenter's assets and liabilities will be re-stated to their fair market value as of the merger date and will be presented with Autodaq's financial statements in future financial statements under the name AutoTradeCenter Inc.

         Additionally, as part of the Agreement signed on June 28, 2002, Autodaq loaned approximately $1 million to the Company, which the Company used to retire its indebtedness under a credit facility with Eagle Capital due on June 30, 2002, to redeem its Series E Preferred Stock, and to terminate a services agreement related to such credit facility. As partial consideration for such loan, the Company provided an affiliate of Autodaq with a warrant to purchase shares of Common Stock equal to approximately 5% of the Company's Common Stock on a fully diluted basis at an exercise price of $0.061 per share.

         In conjunction with the merger, the board of directors of the Company determined that it was in the Company's best interest to raise up to $4 million in an equity financing to provide the Company with additional capital resources. On October 15, 2002, certain investors, including August Capital III, L.P., a principal investor in Autodaq, purchased $3 million of additional shares and warrants consisting of (i) shares of senior Preferred Stock of the Company, priced at $0.03248 per share, and (ii) warrants to purchase additional shares of the Company's Common Stock equal to 200% of the number of shares of senior Preferred Stock purchased. The exercise price for these warrants is $0.01 per share.

         The Common Stock that was issued as partial consideration of the merger, increased the number of shares of Common Stock outstanding to 280,549,435 shares. In addition, including the various series of Preferred Stock issued to former Autodaq shareholders as partial consideration of the merger, the Preferred Stock dividend distributed to the shareholders of AutoTradeCenter.com Inc. immediately prior to the merger, the adoption of the Company's Stock Option Plan, and the shares of Preferred Stock and warrants to purchase Common Stock issued in the equity financing, the fully-diluted number of shares of Common Stock is approximately 1.2 billion.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in the forward-looking statements. All period references are for the respective three and six-month periods ending September 30, 2001 and 2002.

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

RECENT DEVELOPMENTS

         On June 28, 2002 the Company signed a definitive agreement ("Agreement") to merge with Autodaq Corporation. The effective date of the merger was October 10, 2002. As part of this transaction, the Company reincorporated in Delaware. For further information, please see the Company's current report on Form 8-K dated July 25, 2002.

         The merger was accounted for as a purchase and is intended to qualify as tax-free to the shareholders of AutoTradeCenter and Autodaq. Since control of AutoTradeCenter shifted to the shareholders of Autodaq, under the purchase method of accounting, Autodaq's financial statements will survive the merger. All of AutoTradeCenter's assets and liabilities will be re-stated to their fair market value as of the merger date and will be presented with Autodaq's financial statements in future financial statements under the name AutoTradeCenter Inc.

         Additionally, as part of the Agreement signed on June 28, 2002, Autodaq loaned approximately $1 million to the Company, which the Company used to retire its indebtedness under a credit facility with Eagle Capital due on June 30, 2002, to redeem its Series E Preferred Stock, and to terminate a services agreement related to such credit facility. As partial consideration for such loan, the Company provided an affiliate of Autodaq with a warrant to purchase shares of Common Stock equal to approximately 5% of the Company's Common Stock on a fully diluted basis at an exercise price of $0.061 per share.

         In conjunction with the merger, the board of directors of the Company determined that is was in the Company's best interest to raise up to $4 million in an equity financing to provide the Company with additional capital resources. On October 15, 2002, certain investors, including August Capital III, L.P., a principal investor in Autodaq, purchased $3 million of additional shares and warrants consisting of (i) shares of senior Preferred Stock of the Company, priced at $0.03248 per share, and (ii) warrants to purchase additional shares of the Company's Common Stock equal to 200% of the number of shares of senior Preferred Stock purchased. The exercise price for these warrants is $0.01 per share.

         The Common Stock that was issued as partial consideration of the merger, increased the number of shares of Common Stock outstanding to 280,549,435 shares. In addition, including the various series of Preferred Stock issued to former Autodaq shareholders as partial consideration of the merger, the Preferred Stock dividend distributed to the shareholders of AutoTradeCenter.com Inc. immediately prior to the merger, the adoption of the Company's Stock Option Plan, and the shares of Preferred Stock and warrants to purchase Common Stock issued in the equity financing, the fully-diluted number of shares of Common Stock is approximately 1.2 billion.

         As part of the above transactions, we also amended and restated the terms of our subordinated promissory note to one of our former founders. As restructured, the note (in the principal amount of $814,253) requires that (i) interest (accruing at 12% per annum from June 28, 2002) will be paid monthly commencing on July 31, 2002, (ii) principal payments of $25,000 will be paid monthly on the last day of each month commencing on January 31, 2003 and continuing through September 30, 2003, and (iii) all remaining principal, and accrued and unpaid interest, will be due and payable on September 30, 2003. The note is secured by a security interest in all of our assets, which security interest is subordinated to the security interest granted in connection with the loan from Autodaq to us as described immediately above. We also issued to the note holder a five-year warrant to purchase 1,000,000 shares of our Common Stock with an exercise price equal to the lesser of (i) $0.125 per share, or (ii) 120% of the daily per share closing price of our Common Stock for the 30 consecutive trading days immediately preceding the date of exercise of the warrant. Concurrently with the issuance of this warrant, the note holder cancelled existing warrants to purchase shares of our Common Stock.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

         Net losses were $1,222,066 ($0.02 per share) and $2,198,334 ($0.05 per share) for the three months ended September 30, 2002 and 2001, respectively.

         REVENUES. Total revenues were $617,904 for the three months ended September 30, 2002 as compared to $414,345 for the same period last year. Substantially all revenue for both three month periods was a result of remarketing vehicles on the Internet. The increase of $203,559 between periods was due to an increase in the fee we received for each vehicle remarketed for Honda, and the additional revenue generated from the vehicles remarketed for Volvo. No revenue was generated from Volvo during the three-month period ending September 30, 2001.

         COST OF REVENUES. Cost of revenues decreased during the three months ended September 30, 2002 by $71,004 compared to the same quarter of the prior year. We experienced an increase in the salaries and wages component of the cost of revenues but that increase was more than offset by a decrease in the other allocated costs that included our web hosting costs and allocations of operating and overhead costs.

         SALES AND MARKETING. We decreased our sales and marketing expenditures from $130,394 for the three-month period ending September 30, 2001 to $83,189 for the three-month period ending September 30, 2002. The decrease of $47,205 was due to personnel reductions, elimination of advertising and related marketing costs, and reductions in travel and entertainment.

         PRODUCT DEVELOPMENT. Our product development expenses consisted primarily of compensation for product development personnel and outside consulting costs. Product development expense increased from $51,340 for the quarter ending September 30, 2001 to $114,574 for the quarter ending September 30, 2002, an increase of $63,234. The increase resulted from the fact that, during the quarter ended September 30, 2001, approximately $208,000 of product development costs, as compared to zero during the quarter ending September 30, 2002, were capitalized into cost of software in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which is used to determine the amount of software costs developed in-house to be capitalized, and are not reflected in the accompanying Statement of Operations. We apply Emerging Issues Task Force 00-02 Accounting for Website Development Costs to determine the amount of website development costs to be capitalized.

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

Costs incurred on new projects, projects in a preliminary phase, as well as maintenance, and training costs are charged to expense as incurred.

         GENERAL AND ADMINISTRATIVE. Our general and administrative expense consists primarily of compensation for administrative personnel, including our executive officers, facility expenses and fees for outside professional services. General and administrative expenses decreased from $456,261 to $441,384 in the quarter ended September 30, 2002 as compared to our quarter ended September 30, 2001. This decrease was attributable to an administrative service contract that was paid during the three-month period ended September 30, 2001. This contract was cancelled as of June 28, 2002.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was relatively the same for both three-month periods ending September 30, 2002 and 2001. For the three-months ended September 30, 2002 depreciation and amortization was $1,020,420 compared to $1,026,717 for the comparable period of the prior year.

         INTEREST EXPENSE. Interest expense for the three months ended September 30, 2002 was $31,000 compared to $50,213 for the same quarter of the prior year. The decrease of $19,213 is attributable to the decreased borrowings, specifically the termination of the Eagle credit facility.

         INTEREST EXPENSE - WARRANTS AND ADDITIONAL STOCK ISSUED. The interest expense charge of $614,072 for the three-month period ended September 30, 2001 is attributable to the amortization and accretion on stock issued and warrant costs associated with the line of credit with Eagle. There was no charge incurred in the same period of the current year as the line of credit was paid on June 28, 2002.

         OTHER INCOME AND EXPENSE. The Company incurred a bad debt charge for the three-months ended September 30, 2001 of $64,665 that was attributable to amounts due from wholesale brokers and automobile dealers that were determined to be uncollectible. The business activity associated with this bad debt charge was terminated during the first quarter of 2001. No charge was incurred for the quarter ended September 30, 2002. The company earned miscellaneous income of $1,390 during the three-month period ended September 30, 2001 compared to zero for the comparable three-month period of the current year.

SIX MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2001

         Net loss was $3,990,105 ($0.06 per share) for the six months ended September 30, 2002 as compared to a net loss of $3,608,598 ($0.08 per share) for the six months ended September 30, 2001.

         REVENUES. Total revenues were $1,459,419 for the six months ended September 30, 2002 as compared to $999,170 for the same period of the prior year. Substantially all revenue for the six months ended September 30, 2002 was earned from remarketing vehicles under our contracts with American Honda Finance Corporation, Volvo Finance North America and American Suzuki Motor Corporation.

         COST OF REVENUES. Cost of revenues, which includes the salary and wages required to operate our website and our dealer services group as well as an allocated share of operating expenses and overhead cost, decreased from $401,146 for the six-month period ending September 30, 2001 to $311,386 for the six-month period ending September 30, 2002. The decrease of $89,760 was primarily the result of a decrease of $125,777 of allocated operating expenses and overhead costs. The salary and wages component included in the cost of revenue increased by $36,017 reflecting the addition of personnel to our dealer services group.

         SALES AND MARKETING. We decreased our sales and marketing expenses from $416,752 for the six-month period ending September 30, 2001 to $194,650 for the six-month period ending September 30, 2002. The decrease of $222,102 was due to personnel reductions, elimination of advertising and related marketing costs, and reductions in travel and entertainment.

         PRODUCT DEVELOPMENT. Our product development expenses consisted primarily of compensation for product development personnel and outside consulting costs. Product development expense increased by $55,539, from $113,404 for the six-months ending September 30, 2001 to $168,943 for the six months ending September 30, 2002. The increase reflects a shift from the use of outside development resources to internally hired resources.

         Certain of our outside product development costs are capitalized into cost of software in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, in determining the amount of software costs developed in-house to be capitalized. We apply Emerging Issues Task Force 00-02, Accounting for Website Development Costs, in determining the amount of website development costs to be capitalized. These standards require capitalization of certain direct development costs associated with internal use software and website development costs. Costs to be capitalized include internal and external direct project costs including, among others, payroll and labor, material, and services. These costs are included in software and are being amortized over a period not to exceed three years beginning when the software is substantially ready for use. Costs incurred on new projects, projects in a preliminary phase, as well as maintenance, and training costs are charged to expense as incurred. During the six months ended September 30, 2001, we capitalized over $828,000 in software development costs as compared to zero during the same period of the current year.

         GENERAL AND ADMINISTRATIVE. Our general and administrative expenses consist primarily of compensation for administrative personnel, including our executive officers, facility expenses and fees for outside professional services. General and administrative expenses increased by $90,315 to $928,534 from $838,219 for the six months ended September 30, 2002 as compared to the six-months ended September 30, 2001. The increase primarily is attributable to an increase of over $320,000 in professional fees incurred in conjunction with the merger with Autodaq Corporation. This increase was offset by a reduction of management and administrative personnel cost of over $225,000 in the current six-month period compared to the same six-month period of the prior year.

         DEPRECIATION AND AMORTIZATION. Depreciation of our furniture, fixtures, and computer equipment and the amortization of our capitalized software remained fairly constant between the two six-month periods under review. For the six-month period ending September 30, 2002, depreciation and amortization was $2,040,067 compared to $2,034,503 for the six months ending September 30, 2001.

         OTHER INCOME AND EXPENSE. Interest expense increased from $76,127 to $87,771 for the six months ending September 30, 2002 compared to the six months ending September 30, 2001. The increase of $11,644 is due to the higher average balance outstanding on the notes payable to Eagle Capital Group and a related party during the current six-month period. There was no change in the interest rates charged between periods.

         During the six-months ending September 30, 2002, we incurred an interest expense charge of $1,393,173 compared to $614,072 for the six-month period ending September 30, 2001. This charge reflects the amortization and accretion costs attributable to the financing transaction with Eagle Capital Group in July 2001 and resulted from the additional stock options and warrants that were issued to shareholders resulting from such financing. In connection with the payment and termination of the line of credit with Eagle Capital Group on June 28, 2002, we terminated the administrative services agreement with an affiliate of Eagle by paying a one-time fee of $325,000. This charge is reflected in the six-month period ending September 30, 2002.

         We incurred a bad debt charge for the six-months ended September 30, 2001 of $64,665 that was attributable to amounts due from wholesale brokers and automobile dealers that were determined to be uncollectible. The business activity associated with this bad debt charge was completely terminated during the first quarter of 2001. No charge was incurred for the quarter ended September 30, 2002.

         We earned miscellaneous revenue of $242 during the six-month period ended September 30, 2001 compared to zero for the six-months ending September 30, 2002. In addition, during the six-months ending September 30, 2001 we wrote-off $49,122 of software that we determined was impaired. We did not incur any similar charge for the six-months ending September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2002, our cash balance was $95,777 as compared to $334,669 at March 31, 2002. Current liabilities at September 30, 2002 were $2,471,065 as compared to current assets of $388,532. We were able to meet our current obligations, as they became payable, due to the loan we obtained from Autodaq Corporation on June 28, 2002.

         We used cash of $452,462 in our operating activities for the six-months ending September 30, 2002, the major components of which were our net loss for the period of $3,990,105, offset by the non-cash charges for depreciation and amortization of $2,040,067 and the non-cash interest charge incurred for the warrants and additional stock issued as a result of our financing with Eagle Capital Group in July 2001 of $1,393,173. In addition, we issued stock for services for $27,000, decreased in our accounts receivable by $134,111, increased prepaid expenses and other current assets by $68,337, and increased our accounts payable and accrued liabilities by $11,629.

         For the six-months ended September 30, 2001, we used $474,922 of cash in our operating activities. The net usage of cash resulted from a net loss of $3,608,598 that was partially offset by depreciation and amortization of $2,034,503 and the non-cash interest charge incurred for the warrants and additional stock issued as a result of our financing with Eagle Capital Group in July 2001 of $614,072. In addition, we incurred a charge of $49,122 on the loss of impaired software, and issued $120,867 of stock for services. Line items contributing to a decrease in operating cash were an increase in net assets from discontinued operations of $4,488 and an increase of $76,938 in accounts receivable, which was partially offset by an increase in prepaid expenses and other current assets of $21,666. Increases in our accounts payable of $302,872 and accrued liabilities of $70,609 generated additional cash for operations.

         Our investing activities for the six months ended September 30, 2002 and 2001, were for the purchase of computer hardware and software required for business expansion and our e-commerce and Internet operations. For the six-months ended September 30, 2002 we purchased computer and other equipment and spent cash for leasehold improvements related to our move to new office space of $19,847. For the six-months ended September 30, 2001 we used cash of $828,760 to acquire software and an additional $20,438 for equipment.

         Our financing activities, which generated cash of $233,417 for the six months ended September 30, 2002, were all associated with the restructuring of notes payable related to the signing of the merger agreement with Autodaq. The line items involved with financing activities include net proceeds from borrowings of $1,155,806, repayment of $998,311 on our line of credit, an increase in our note payable to a related party of $76,052, and the redemption of preferred stock of $130. For the corresponding six-month period of the prior year our financing activities generated $1,162,043. Line items included $930,211 of proceeds from borrowings, $130 for issuance of preferred stock, and $231,702 for issuance of common stock.

FORWARD-LOOKING STATEMENTS

         Under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"), we caution readers regarding forward looking statements found in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by or on our behalf. We disclaim any obligation to update forward-looking statements.

         Certain statements in this Quarterly Report on Form 10-QSB, our Annual Report on Form 10-KSB for our fiscal year ended March 31, 2002, as well as statements made by us in periodic press releases, constitute "forward-looking statements" within the meaning of the PSLRA. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of us to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) competition; (3) the cost of our products and services; (4) government regulations particularly those related to Internet commerce; (5) required accounting changes; (6) equipment failures, power outages, or other events that may interrupt Internet communications; (7) disputes or claims regarding our proprietary rights to our software and intellectual property; and (8) other factors over which we have little or no control.


ITEM 3.  CONTROLS AND PROCEDURES

   (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB (the "Evaluation Date"), we evaluated, under the supervision of our President and principal financial and accounting officer, the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and principal financial and accounting officer concluded that our disclosure controls and procedures needed improvement and, as a result, we have instituted changes to our disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

   (b) CHANGES IN INTERNAL CONTROLS. Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 2.  CHANGES IN SECURITIES

         During the six months ended September 30, 2002, the Company incurred the following changes in its securities:

             o 1,333,333 common shares were issued upon conversion of 11,016 shares of Series C Convertible Preferred Stock
             o 24,329,871 common shares were issued upon conversion of 11,800 shares of Series D Convertible Preferred Stock
             o    540,000 common shares were issued for services
             o Redeemed 1,300 shares of Series E Preferred Stock for $130 cash

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

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed with this report:

REGULATION
S-B NUMBER                            DOCUMENT
   2.1 Agreement and Plan of Reorganization with Autodaq Corporation dated June 28, 2002 (1)
   3.1         Certificate of Incorporation, as amended
   3.2         Bylaws
   4.1         Warrant to  Purchase  Common  Stock  Issued to Anthony & Company,
               Inc. (2)
  10.1         Stock Option Plan (2)
  10.4         Agreement with American Honda Finance (3)(4)
  10.5         Extension   and   Exchange  Agreement  with  Pinnacle   Financial
               Corporation dated December 29, 2000 (5)
  10.6 Motor Vehicle Remarketing Agreement with American Suzuki Motor Corporation dated January 10, 2001 (4) (6)

REGULATION
S-B NUMBER                            DOCUMENT
  10.7         Letter agreement with Sutro & Co. Incorporated dated  October 11,
               2000 (3)
  10.8         First  Amendment  to  Motor  Vehicle  Remarketing  Agreement with
               American Honda Finance Corporation (7)
  10.15        Eagle  Capital  Group,  LLC  Pay-Off  Agreement  dated   June 28,
               2002 (1)
  10.16        Amended and Restated secured  Promissory  Note and  Subordination
               Agreement to Mark Moldenhauer dated June 28, 2002 (1)
  10.17        Autodaq loan agreement, security agreement, common stock warrants
               (1)
   21          Subsidiaries of the registrant (7)
   99          Certification  Pursuant  to 18 U.S.C.  Section  1350,  as Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------------------
  (1) Incorporated by reference to Exhibit No. 2.1 filed to the Current Report on Form 8-K dated July 25, 2002 (File No. 333-78659).
  (2) Incorporated by reference to the exhibits filed to the Registration Statement on Form S-1 (File No. 333-78659).
  (3) Incorporated by reference to the exhibits filed to the registration statement on Form S-1 (File No. 333-37090).
  (4) Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
  (5) Incorporated by reference to the exhibits filed to the current report on Form 8-K dated December 29, 2000 (File No. 333-78659).
  (6)      Incorporated by reference to Exhibit No. 10.20 to the 1991 Form 10-K.
  (7)      Incorporated by reference to Exhibit No. 10.22 to the 1991 Form 10-K.


(b)      Reports on Form 8-K:

         During the three-month period covered by this report, we filed a current report on Form 8-K on July 25, 2002, reporting under Item 5 the execution of an Agreement and Plan of Reorganization dated June 28, 2002. No financial statements were filed with that report.

                                   SIGNATURES

         Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AUTOTRADECENTER, INC.



Date: December 13, 2002                By:  /s/ ROGER L. BUTTERWICK
                                          --------------------------------------
                                          Roger L. Butterwick, President
                                          (Duly authorized officer and principal
                                          financial and accounting officer)

                                  CERTIFICATION


I, Roger Butterwick, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of AutoTradeCenter, Inc.;

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


        c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;


5.      I  have  disclosed,  based  on  my  most  recent  evaluation,   to   the
        registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


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


Date: December 13, 2002


                                      /S/ ROGER  L.  BUTTERWICK
                                      -----------------------------------
                                      President
                                      (principal executive officer and principal
                                      financial officer)